Form 10KSB40
period 2000-09-30
RIM COM INC
filed 2000-12-28
CIK 1119601

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Fiscal Year Ended September 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________ to ___________

                           Commission File No. 0-31047


                                  RIM.COM INC.
                 (Name of Small Business Issuer in Its Charter)


                 Nevada                                  86-0995730
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


   7579 E Main, Suite 600, Scottsdale, AZ                  85251
  (Address of Principal Executive Offices)               (Zip Code)
         (as of Date of Filing)

                    Issuer's Telephone Number (480) 970-3336


           Securities to be Registered Under Section 12(b) of the Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
      Common Stock                                     None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $667,395

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $291,950 - price at which sold

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. 4,734,171

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                  RIM.COM INC.

                                  FORM 10-KSB

                                                                          Page
                                                                          ----
PART I
        Item 1.  Description of Business..................................  1

        Item 2.  Description of Property..................................  1

        Item 3.  Legal Proceedings........................................  3

        Item 4.  Submission of Matters to a Vote of Security Holders......  3

PART II
        Item 5.  Market for Common Equity and Related Stockholders
                  Matters.................................................  4

        Item 6.  Management's Discussion and Analysis or Plan of
                  Operation...............................................  5

        Item 7.  Financial Statements.....................................  6

        Item 8.  Changes In and Disagreement with Accountants on
                  Accounting and Financial Disclosure.....................  6

PART III
        Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons.................................................  7

        Item 10. Executive Compensation...................................  8

        Item 11. Security Ownership of Certain Beneficial Owners
                  and Management.......................................... 10

        Item 12. Certain Relationships and Related Transactions........... 11

PART IV
        Item 13. Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K............................................. 12

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Rim.Com Inc (the "Company" or the "Registrant") was organized in Nevada on February 14, 2000. On April 6, 2000, the Company closed its acquisition of its subsidiary, Rimmer Computer Inc., an Arizona corporation which had been in business in Phoenix, Arizona for over thirteen years ("Rimmer"). The acquisition of Rimmer was accomplished by exchanging 3,400,000 shares of Company restricted common stock for 100% of the outstanding shares of Rimmer. The acquisition of Rimmer by the Company was conditioned upon the Company raising a minimum of $250,000 from private placement offerings. On June 30, 2000 the Company simultaneously closed an offering of $260,000 to 13 accredited investors and an offering of $26,750 to 26 non-accredited investors.

RIMMER COMPUTER

     Rimmer Computer, Inc. ("Rimmer") was started on March 1, 1987. The business started out as a brokerage computer hardware company - buying, selling, and leasing computer equipment specializing in IBM 3270 terminals or compatibles. By 1990 Rimmer began to do network consulting helping small business set up and use networked PC's. This line of business continued to grow, initial growth being in large part supported by a large project management contract with the Arizona Department of Transportation. As networking systems became more common, Rimmer became approved as a Novell technical service provider, and Rimmer's target customer group became larger businesses. Today Rimmer, as a company, is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employs ten people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers are currently located in the Phoenix, Arizona area, although Rimmer expects to obtain some national accounts within the next year. None of Rimmer's customers accounts for more than 10% of its annual revenues.

SERVICES OFFERED

     Rimmer specializes in refining or upgrading customer computer systems to achieve full-time and optimum usage by the maximum number of customer employees. The number one request from Rimmer's customers is for their computer system to be operating all of the time instead of being "down," because the customer's employees are not working productively when the computer system is inoperatable. The second common request from Rimmer's customers is that the existing computer software perform all of the functions which were advertised for it in the format the customer wants it. The third common customer request is that all employees, including those at the new branch offices with newer computers, be fully integrated into the old computer system. Each customer situation is unique based upon that customer's hardware and software and that customer's information needs. Rimmer analyzes the customer's hardware, software and needs and then spends several hours of time adjusting the hardware and software to the customer's needs. After refining the computer system to meet the customer's needs, Rimmer's employees typically return to the customer each month to maintain the system or to deal with new problems as they develop. The only training Rimmer provides to a customer's employees is to answer an individual employee's questions about the computer system. Rimmer charges its customers an hourly rate between $75 and $135 for the services performed by its six technicians.

     During  fiscal  year  2000  Rimmer  served   approximately   110  different
customers, most of which it anticipates serving in fiscal year 2001.

     Rimmer executed a one-page engagement agreement with each of its customers. In this agreement Rimmer offers the customer its full line of services, including computer and network support, troubleshooting, repair, training, planning, technical advice, installation of new hardware/software, upgrades to existing hardware/software and other tasks as required or requested by the customer.

     Rimmer bills each customer monthly. Regularly scheduled service is billed in one-half day increments and unscheduled on-site service is billed at a two-hour minimum. Service provided over the telephone to a customer is billed at a minimum of one-quarter hour. Rimmer's customer engagement agreement provides for an annual interest charge of 18% to be paid on services not paid within 30 days of billing. Rimmer's customer engagement agreement warrants that Rimmer's customer service will be performed in a professional manner, but disclaims any other warranties on the services it provides or the products it installs. From each new customer Rimmer currently attempts to obtain an advance on the first month's bill equal to one week of service.

SERVICE BENEFITS

     Rimmer provides customers with a stable, easy-to-manage information technology infrastructure, which directly affects the customers' bottom line. A company's information technology infrastructure includes its computer hardware, software, cables, servers, workstations and network operating system and is the base upon which a specific application software is run. All of these components, regardless of when purchased or where located, must be made compatible to each other and the application software in order for the computer system to work effectively. Rimmer believes a stable, easy to manage information technology infrastructure greatly increases employee productivity: the information system tools are always available for use, and the data is accessible. Rimmer believes the impact on employee productivity that is provided by a stable computer system can be enormous.

TARGET MARKET DEFINED

     Any businesses that use IBM-compatible microcomputers (PCs) and are interested in utilizing technology to create a competitive advantage for themselves are potential clients. Historically, Rimmer has targeted small to medium businesses with 10 to 250 workstations.

COMPETITION

     There are three types of competitors: large, multi-location companies, such as Novell, EDS and MicroAge; regional and local firms of similar size, such as JJ Croney & Associates, Sentinel Technologies, and Hughes Callahan; and one-man companies.

     The Company believes most of the one-man companies in the industry are technology oriented with little or no marketing skills. In contrast, Mr. Korndorffer and Ms. Strauch, the Company's Chairman and President, both have sales and marketing experience in the computer industry. The Company believes it will have a marketing advantage over the one-man companies.

     The Company believes most of its competitors who are a similar size are service companies that merely "fix" the customer's computer system when it breaks down, instead of providing the customers with a system that meets their continuing needs. The Company believes some larger competitors limit their service to specific one-time projects, such as installing a new network or a new software application throughtout the entire network. These competitors focus on making the one-time sale instead of serving the customers needs on a continuing basis. Rimmer believes its approach of providing its customers with long-term computer system stability and performance is superior to its competitors.

FUTURE ACQUISITIONS

     The Company believes that there are dozens of computer consulting companies in the United States which are similar to Rimmer and which would welcome the opportunity to join the Company. Most likely, these companies would generate annual revenues in the $500,000 to $2,000,000 range, but would have little or no net income. The Company is hopeful that it would be able to acquire such companies in exchange for its restricted common stock in order to preserve its cash. The Company would hope that these companies could then be made profitable by economies of scale or improving gross profit margins.

     Since the Company has not completed any acquisitions other than Rimmer, there is no assurance that the Company will be able to complete any acquisitions in the future, or that any such companies acquired will ever be profitable. Further, certain expenses of any future acquisition, such as legal and accounting costs which may be substantial, would be required to be paid in cash.

     The Company will most likely accomplish any future acquisition by merging the target company into a subsidiary of the Company. Under Nevada law such a merger would not require shareholder approval if the total number of shares to be issued in the transaction did not exceed 20% of the Company's total outstanding shares. Therefore, investors in this offering should plan on the Company conducting all future acquisitions without receiving shareholder approval.

EMPLOYEES

     At September 30, 2000 Rimmer employed 6 systems engineers, one salesman, two administrative/accountant, in addition to management. In November 2000 Rimmer hired six additional system engineers and two additional salesmen. Rimmer has no plans for additional hirings at this time.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company is currently leasing for two (2) years approximately 1,200 square feet of space at its principal offices at a monthly rent of approximately $1,212 plus tax. In November 2000 the Company entered into a two-year lease on an additional 700 square feet of space located at 7510 E. Main Street, Scottsdale, Arizona for a monthly rent of $700. These two sites are suitable for the current operations. No difficulty is seen in acquiring additional space in the same general area as it is needed in the future.

ITEM 3. LEGAL PROCEEDINGS

     There were no legal proceedings involving the Company pending or threatened at December 15, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's shareholders during the Company's fourth quarter.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION. The Company's common stock has not previously been actively traded. The principal market in which the Company's common shares will be trading is the over-the-counter market automated quotation system commonly known as the Bulletin Board. The Company does not know what its trading symbol will be at this time. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

     HOLDERS. As of December 15, 2000 the Company had 49 stockholders of record.

     DIVIDENDS. The Company has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares in the near future.

     RECENT SALES OF UNREGISTERED SECURITIES. On February 15, 2000 the Company issued 200,000 restricted shares of its common stock to the sole officer and Director of the Company in exchange for services and cash valued at $5,200. This transaction was made without a general solicitation to the public and the sole officer and Director of the Company qualified as an "accredited investor" pursuant to Rule 501 of Regulation D. Therefore, the Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Act.

     On April 6, 2000 the Company issued 3,400,000 restricted shares of its common stock to a total of 7 non-accredited individuals and trusts in the acquisition of Rimmer. At March 31, 2000, the book value of Rimmer was negative $7,157. This transaction was accounted for as a reverse acquisition with Rimmer as the acquiring entity. (See "Financial Statements.") The Company made its stock offering to the four officers and directors of Rimmer and the three additional shareholders of Rimmer without general public solicitation and pursuant to a Plan of Reorganization and Exchange. Therefore, the Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 of Regulation D as promulgated under the Act.

     On June 30, 2000 the Company issued 866,671 shares of its common stock to 13 accredited investors in exchange for $260,000 of gross offering proceeds. The Company made this offering to a limited number of potential investors located in states which permit Rule 504 offerings, by means of a written private placement memorandum without general public solicitation. The investors executed subscription agreements which contained representations concerning the investor's income, wealth and level of financial sophistication, acknowledging the receipt of unregistered shares and declaring the intention to hold for an indefinite time period. Therefore, the Company believes this transaction was exempt from registration pursuant to Section 3(b) of the Act and Rule 504 of Regulation D as promulgated under the Act. The Company made a commitment to these investors to make application to list the Company's common stock for trading after the completion of this offering.

     On June 30, 2000 the Company issued 267,500 restricted shares of its common stock to 26 non-accredited investors in exchange for $26,750 of gross offering proceeds. Fifteen of these investors were employees of the Company and the remaining eleven of these investors were friends and relatives of Company employees prior to this offering. These 26 investors received a private placement memorandum which contained the information required to be in a registration statement of the Company, including audited financial statements. The Company limited each investor's investment to $5,000. These investors executed subscription agreements which contained representations concerning the investors' income and wealth in relation to their investment, acknowledging the receipt of unregistered and legended shares, and declaring the intention to hold the shares for an indefinite time. Therefore, the Company believes this transaction is exempt from registration pursuant to Rule 505 of Regulation D as promulgated under Section 3(b) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The statements contained in this document which are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward- looking statements, including, but not limited to, the Company's ability to market its products and services and future customer acceptance for its products and services, and other risks detailed in this document and other documents made available to investors.

OVERVIEW

     Rim.Com was formed in February 2000 and had no tangible assets and no liabilities before its acquisition of Rimmer on April 6, 2000. Therefore, the discussion below focuses on the operations of Rimmer, Rim.Com's wholly-owned subsidiary. Rimmer has been in existence since 1987 and has been a SubChapter S corporation since 1991. During February 2000 Rimmer changed its fiscal year end to September 30 and terminated its SubChapter S status.

RESULTS OF OPERATION

YEAR ENDING SEPTEMBER 30, 2000

     During the year ended September 30, 2000 the Company produced a net loss of $278,524 on revenues of $667,395, as compared to a net loss of $72,140 on revenues of $851,207 for the prior year. The Company's revenues in the year ended September 30, 2000 were $183,812 less than the preceding year. This revenue reduction resulted from a $72,814 decrease in hardware/software sales and service revenues decreasing in the 2000 year by $110,998 over the prior year.

     The Company's gross profit in the year ended September 30, 2000 decreased by only $40,201 over the prior year on revenues of $183,812 less. The Company plans on continuing the de-emphasis of hardware/software sales unless such sales provide the same high profit margin as consulting services. The Company's cost of goods sold in the year ended September 30, 2000 was $143,611 less than the prior year. This cost decrease resulted primarily from $156,763 less hardware/software sale costs during the year 2000.

     Rimmer's general and administrative expense increased by $145,677 during the year ended September 30, 2000 in comparison to the prior year. This cost increase resulted primarily from: (i) an increase in depreciation expense of $21,688 over the prior year; (ii) the addition of two new officers's salaries of $39,000 in year 2000; and (iii) additional legal and accounting expenses of approximately $50,000 incurred as a result of attempting to become a "fully reporting company." The Company will likely incur additional legal expenses in fiscal year 2001 as the Company attempts to list its common stock for trading.

     Interest expense increased by $24,591 during the year ended September 30, 2000 over the prior year, as a result of the Company's debt (accounts payable) increasing by approximately $70,000 during the last half of the 1999 fiscal year and the average interest rate on the credit card debt increasing to 18.7% at September 30, 2000 from 11.8% at September 30, 1999. The Company is hopeful this debt can be reduced substantially in the next year from internally generated cash flow. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

YEAR ENDED SEPTEMBER 30, 1999

     During the year ended September 30, 1999 Rimmer produced a net loss of $72,140 on revenues of $851,207, as compared to a net loss of $7,760 on revenues of $659,160 for the prior year. Rimmer's revenues in the 1999 fiscal year were $192,047 higher than in the prior year, because hardware/software sales increased by approximately $74,500 and consulting sales increased by approximately $116,000. However, Rimmer's cost of goods sold increased by $185,057 in the 1999 fiscal year as well, as a result of increased hardware/software costs, sales commissions paid, and labor cost increases.

     Rimmer's general and administrative expense increased by $66,908 during the 1999 fiscal year in comparison to the prior year, as a result increased professional and consulting expenses, depreciation and office rent. The Company hopes to increase revenues and its profit margin in fiscal year 2000, but it will also attempt to manage its cost of goods sold and its general and administrative expenses in the next year as well.

     Interest expense increased in fiscal year 1999 over 1998 by $4,496, as a result of the debt increasing by approximately $41,000. The Company is hopeful this debt can be reduced substantially in the next year with internally generated cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000 the Company obtained additional gross proceeds of $286,750 of capital from its two stock offerings. These funds will provide working capital for Company growth through approximately December 31, 2000. After that period, the Company will attempt to secure additional equity or debt financing to sustain additional growth. There is no assurance the Company will be able to secure additional financing if needed in the future, because the Company does not have any commitment for such financing at this time.

     The Company's cash flow has been adversely impacted by the hiring of eight additional employees in November 2000, because the cash flow produced from their additional sales will likely not be received by the Company until January or February 2001. The Company presently believes (without assurance) that the sales revenue generated by these additional eight employees will make the Company almost profitable in the first quarter of fiscal 2001.

     The Company's debt resources have been utilized for a total of $125,825, with Rimmer securing additional credit card debt in the amount of $5,000 during the year ended September 30, 2000. This debt is comprised of one bank loan and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at September 30, 2000. The bank debt of $80,825 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of December 15, 2000. During the coming year the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re- financing the credit card debt at a lower interest rate.

     Future acquisitions of the Company will be funded by using the Company's common stock. The Company does anticipate expending cash to expand the revenues of any business it may acquire in the future, so the Company may need to obtain additional funds for such expansion, as well as Rimmer's expansion, in the future. There is no assurance that the Company will be able to acquire any business in the future, since the Company has not yet completed any acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.

     The Company's financial statements and an index to the financial statements are set forth on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

     The Company has not changed its accountants or had any disagreements with its accountants since Semple & Cooper, LLP, was engaged in February 2000. Rimmer had not engaged any independent accountants prior to July 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and executive officers of the Company as of December 15, 2000 were as follows:

    Name and Address                             Age      Position
    ----------------                             ---      --------
    Robert H. Korndorffer                        66       Director and Chairman
    7579 E. Main St., Suite 600
    Scottsdale, AZ 85251

    Christina M. Strauch                         45       Director and President
    7579 E. Main St., Suite 600
    Scottsdale, AZ 85251

    Bruce M. King                                47       Director and
    7579 E. Main St., Suite 600                           Vice President
    Scottsdale, AZ 85251

    Merlin W. Gunderson                          78       Director and
    7579 E. Main St., Suite 600                           Secretary/Treasurer
    Scottsdale, AZ 85251

     ROBERT H. KORNDORFFER became a Director and President of the Company on April 6, 2000. On July 5, 2000 he became Chairman of the Company. Mr. Korndorffer has been a principal shareholder and officer of Rimmer Computer Inc. since its formation in 1987 and is currently President of Rimmer. He has a BS in Chemical Engineering from the University of Mississippi (1956). He redirected his interest in computers in the chemical industry when he left in 1965 to work for IBM as a data processing sales representative for 13 years and for the ITT Corporation for five years. After starting Rimmer Computer, Mr. Korndorffer has continued his technical education in various curricula such as becoming a Certified NetWare Engineer for the Novell Corporation.

     CHRISTINA M. STRAUCH became a Director and Vice President - Marketing of the Company on April 6, 2000. On July 5, 2000 she became President. Ms. Strauch has been a principal shareholder and officer of Rimmer Computer Inc. since April 1990 and is currently Secretary of Rimmer. She was awarded an MBA in finance and marketing from UCLA in 1981, and worked for IBM in technical sales for five and a half years. After that she worked in commercial real estate for two years, then returned to the technology sector in 1989 with Rimmer Computer, Inc. She is a certified Novell sales professional and a certified Cisco salesperson. She is also currently an adjunct faculty member in the Business and Technology division of Scottsdale and Gateway Community Colleges.

     BRUCE M. KING became a Director and Chairman of the Company on April 6, 2000. On July 5, 2000 he resigned as Chairman of the Company and became Vice President. Mr. King has a Master in Business Administration and Administrative Management from Bowie State University (1995) and a Masters in Spanish from Middlebury College (1984). From June 1995 until September 1997, Mr. King served as chief financial officer for Kings Onion House, Inc., a produce distributor in Phoenix, Arizona. From September 1997 to present Mr. King has been the majority shareholder and President of Commerce General, Inc., a management consulting company in Mesa, Arizona. Previously Mr. King had a twenty-year career as a professional military officer, which included experience in business management and international relations.

     MERLIN W. GUNDERSON has been a Director and Treasurer of the Company since April 6, 2000. On July 11, 2000 he became Secretary as well. Mr. Gunderson has a CPA degree from the University of Illinois. As senior partner, Mr. Gunderson grew a two person accounting firm (Clifton-Gunderson, LLC) to be the 18th largest CPA firm in the United States. Since 1989 Mr. Gunderson has served as an independent consultant, assisting numerous clients in restructuring, capitalization and financial management. In 1997 he assisted a manufacturing company with a public offering that raised $1,500,000 and assisted in debt financing of $1,200,000. Mr. Gunderson served several years on lecture circuits and participated actively with the American Institute of CPAs. He was also an adjunct Professor of Accounting for Bradley University.

ITEM 10. EXECUTIVE COMPENSATION

     Rimmer has employment contracts with Mr. Korndorffer, Ms. Strauch, Mr. King and Mr. Gunderson. The contracts with Mr. Korndorffer and Ms. Strauch have a two-year term ending January 25, 2002 and the contracts with Mr. King and Mr. Gunderson have a one-year term ending March 1, 2001. These employment agreements provide for no severance arrangements with these officers. These employment agreements prohibit these officers from being engaged in or involved with any competitive or similar business within 100 miles of Scottsdale, Arizona for a period of four years. These employment agreements also prohibit these officers from disclosing any information relating to Rimmer's business to third parties.

     The current annual salaries of the Company's current officers are as follows: Mr. Korndorffer - $60,000, Ms. Strauch - $60,000; Mr. King - $36,000 and Mr. Gunderson - $36,000. The Company may, at some future time, increase salaries or grant bonuses to its officers, but such increases and/or bonus payments, and the actual payment of salaries will be made only if the Company is successful and they do not materially adversely affect the Company's cash flow from operations.

STOCK OPTIONS

     On April 6, 2000 the Company and its shareholders adopted its 2000 Management and Employee Stock Option Plan (the "Plan"). 3,000,000 Company shares are reserved for issuance under the Plan.

     The Plan provides for the granting of stock options which, at the discretion of the Board, may be either "incentive stock options" within the meaning of Section 422A of the U.S. Internal Revenue Code or non-qualified stock options which do not qualify as incentive stock options. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option under the Plan to such a participant must be not less than 110% of fair market value on the date of grant. Options under the Plan may be granted to officers, directors, key employees of, and professional consultants to, the Company and its subsidiaries. Under the terms of the Plan, the aggregate fair market value (determined at the time an option is granted, which will normally be equal to the option exercise price per share) of Common Stock exercisable under an incentive stock option for the first time in any calendar year may not exceed $100,000.

     The maximum term for each option under the Plan is ten years or less. No option granted may be transferred by the optionee other than by will, the laws of descent and distribution, or by a qualified domestic relations order, and each option will be exercisable during the lifetime of the optionee only by such optionee. Options under the Plan will be exercisable in whole or in part at such times after the date of grant as set forth in an option agreement as determined by the Committee or the Board of Directors. Each option granted will be for a term, and exercisable only in accordance with option agreements approved by the Board.

     The Plan contains provisions which authorize the Board in the event of a sale or merger of all or substantially all of the Company's assets, or a merger or consolidation in which the Company is not the surviving corporation, to take certain action in its discretion. In the event of such a transaction the Board may accelerate the exercisability of any option to permit its exercise in full during such period as the Board may prescribe following the public announcement of a sale of assets or merger, and may elect to earlier grant that right at the time an individual option is granted. The Board may also require an optionee in the event of such a transaction to surrender an option in return for a substitute option issued by a surviving corporation which is determined by the Committee to have a value substantially equal to the value of the surrendered option.

     The Board of Directors will determine who will receive any stock options, the number of shares subject to each option granted, the option period, any vesting schedules which defer the optionee's rights to exercise an option and the exercise price. The issuance of any stock options may have the effect of diluting the percentage of ownership in the Company of the then existing shareholders.

     As of December 15, 2000 the Company had outstanding stock options for the following number of shares to the indicated persons, all exercisable at $.30 per share: Robert Korndorffer - 500,000; Christina Strauch - 500,000; Bruce King - 200,000 and Merlin Gunderson - 250,000. 300,000 of the share options to Korndorffer and Strauch and Gunderson's option are intended to qualify as IRS incentive stock options and, as such, may not be exercised until April 7, 2001. 200,000 of the share options to Korndorffer, Strauch and King do not qualify as IRS incentive stock options and, as such, may be exercised immediately.

     The compensation of the Company's chief executive officer and each other executive officer who received more than $100,000 is set forth in the table below.

                                                                           Long Term Compensation
                                                                    ----------------------------------------
                                       Annual Compensation                    Awards                Payouts
                             ------------------------------------   -------------------------     ----------
Name and                                               Other        Restricted     Securities
Principal                                              Annual         Stock        Underlying       LTIP         All Other
Position               Year  Salary ($)  Bonus($)  Compensation($)  Award(s)($)  Options/SARs(#)  Payouts($)  Compensation($)
--------               ----  ----------  --------  ---------------  -----------  ---------------  ----------  ---------------
Robert H. Korndorffer  2000    60,000       --           --             --           500,000          --             --
Chairman

     The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the fiscal year to the Copmany's chief executive officer and each other executive officer who received more than $100,000 in compensation.

                          Number of        % of Total
                         Securities       Options/SARs
                         Underlying        Granted to
                        Options/SARs      Employees in      Exercise or Base     Expiration
     Name                Granted (#)       Fiscal Year        Price ($/Sh)          Date
     ----                -----------       -----------        ------------          ----
Robert H. Korndorffer      500,000            34.5%               $.30          April 5, 2010

     The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at year-end for the Company's chief executive officer and each other officer who received more than $100,000 in compensation.

                                                                Number of Securities              Value of
                                                               Underlying Unexercised      Unexercised In-the-Money
                                                              Options/SARs at FY-End(#)    Options/SARs at FY-End($)
                       Shares Acquired                        -------------------------    -------------------------
Name                   on Exercise (#)   Value Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
----                   ---------------   ------------------   -------------------------    -------------------------
Robert H. Korndorffer       --                  --                 200,000/300,000                   --/-- (1)

----------
(1) Since the Company's stock does not yet trade it is not known whether these options are "in the money."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 15, 2000 there were 4,734,171 shares of Company common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned and which could be purchased in the next 60 days, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Company's total outstanding common stock shares.

                                           Number of            Percent of
             Name of Owner                 Shares(1)            Outstanding
             -------------                 ---------            -----------
     Robert H. Korndorffer (2)(3)          1,326,300               26.9%

     Christina M. Strauch (2)(4)           1,193,700               24.2%

     Bruce M. King (2)(5)                    450,000                9.1%

     Merlin W. Gunderson (2)(6)              250,000                5.3%

     James R. Korndorffer (8)
     416 Kenilworth Ave.
     Gulf Breeze, FL 32561                   400,000                8.4%

     Michael K. Hair
     7407 E. Ironwood Ct.
     Scottsdale, AZ 85258                    266,666                5.6%

     All Officers and Directors,
     as a Group (4 people) (7)             3,222,000               60.4%

----------
(1)  Represents shares in which the individual has a beneficial interest.
(2) The address of this person is 7579 E. Main Street, Suite 600, Scottsdale, AZ 85251.
(3) Includes 200,000 shares which may be immediately purchased at $.30 per share. This percentage has not been adjusted for the potential exercise of Mr. Korndorffer's 300,000 stock options which are not exercisable until April 7, 2001. In the event Mr. Korndorffer exercises those options, he would own 1,641,300 shares, which would be 32.6% of the shares currently outstanding. (See "Management - Compensation.")
(4) Includes 200,000 shares which may be immediately purchased at $.30 per share. This percentage has not been adjusted for the potential exercise of Ms. Strauch's 300,000 stock options which are not exercisable until April 7, 2001. In the event Ms. Strauch exercises those options, she would own 1,508,700 shares, which would be 30.0% of the shares currently outstanding. (See "Management - Compensation.")
(5) Represents 250,000 shares held in the name of Commerce General, Inc. of which Mr. King is President, a Director and the majority shareholder and includes 200,000 shares which may be immediately purchased at $.30 per share. (See "Management - Compensation.")
(6) Represents shares held in the name of a trust of which Mr. Gunderson is a beneficiary. This percentage has not been adjusted for the potential exercise of Mr. Gunderson's 250,000 stock options which are not exercisable until April 7, 2001. In the event Mr. Gunderson exercises those options, he would own 500,000 shares, which would be 10.0% of the shares currently outstanding. (See "Management - Compensation.")
(7) Includes 600,000 shares which may be immediately purchased at $.30 per share. This percentage has not been adjusted for the potential exercise of management's 850,000 stock options which are not exercisable until April 7, 2001. In the event management exercises all of those options, management would own 4,099,700 shares, which would be 66.3% of the shares currently outstanding. (See "Management - Compensation.")
(8)  James R. Korndorffer is the brother of the Company's Chairman.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the incorporation of the Company on February 14, 2000, 200,000 shares of common stock were issued to Michael K. Hair, the sole officer and Director at that time. In exchange, $200 cash was paid for the incorporation and for services totalling $5,000 in value. Mr. Hair continues to serve as securities counsel to the Company.

     On April  6,  2000 in an  exchange  agreement  with  Rimmer  an  additional
3,400,000 shares were issued by the Company to 8 individuals, companies and trusts. The distributions to affiliates were as follows:

     Bruce M. King (to a corporation of which he is President and a limited liability company of which he is a member) - 1,248,600 shares; Robert H. Korndorffer - 442,000 shares; Christina M. Strauch - 309,400; Norman King (Bruce King's brother) Family Trust - 1,000,000 shares; Merlin Gunderson (to a trust of which he is a beneficiary) - 250,000 shares. In July 2000 Mr. Korndorffer and Ms. Strauch purchased some of Mr. Bruce King's and Mr. Norman King's shares. See "Item 4" above.

     At December 31, 1999 Rimmer owed Mr. Korndorffer approximately $12,326 from loans Mr. Korndorffer had made to Rimmer over the years. This debt bears no interest. In March 2000, Mr. Korndorffer converted this debt to equity with no additional shares being issued.

     At December 31, 1999 Christina M. Strauch owed Rimmer approximately $73,636 as interest free salary advances. On January 25, 2000 Ms. Strauch repaid $20,000 of this advance. Ms. Strauch intends to repay the balance of this advance over the next two years from her salary.

     On January 25, 2000 Commerce General, Inc., a company of which Mr. Bruce M. King is President and majority shareholder invested $27,500 into Rimmer as a contribution of capital.

     On May 25, 2000 Michael K. Hair, then an Officer and Director of the Company, loaned Rimmer $20,000. This sum was repaid on July 3, 2000 with no interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The exhibits to this filing are set forth below.

     (b) There were no Form 8--K filings by the Company during the last quarter of its fiscal year.

                                INDEX TO EXHIBITS

   EXHIBIT NUMBER                         DESCRIPTION
   --------------                         -----------

         2.1*     Agreement of Exchange and Plan of Reorganization

         3.1*     Articles of Incorporation

         3.2*     Bylaws

         10.1*    2000 Stock Option Plan

         10.2*    Stock Option Agreement with Bruce M. King

         10.3*    Stock Option Agreement with Robert H. Korndorffer

         10.4*    Stock Option Agreement with Robert H. Korndorffer

         10.5*    Stock Option Agreement with Christina M. Strauch

         10.6*    Stock Option Agreement with Christina M. Strauch

         10.7*    Stock Option Agreement with Merlin W. Gunderson

         10.8*    Employment Agreement with Bruce M. King

         10.9*    Employment Agreement with Robert H. Korndorffer

         10.10*   Employment Agreement with Christina M. Strauch

         10.11*   Employment Agreement with Merlin W. Gunderson

         10.12*   Office Lease

         10.13*   Office Lease

         21.1*    Subsidiaries

         27       Financial Data Schedule

----------
* Incorporated herein by reference to the same numbered exhibit in the Company's Registration Statement on Form 10SB and its amendments intitally filed with the SEC on July 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 15th, 2000 by the undersigned, thereunto authorized.

                                  RIM.COM INC.



                                  By: /s/ Robert H. Korndorffer
                                     ---------------------------
                                     Robert H. Korndorffer, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.



/s/ Robert H. Korndorffer      Chairman (Chief          Dated: December 15, 2000
---------------------------    Executive Officer)
Robert H. Korndorffer          Director



/s/ Christina M. Strauch       President (Chief         Dated: December 15, 2000
---------------------------    Operating Officer),
Christina M. Strauch           Director



---------------------------    Vice President           Dated:
Bruce M. King                  Director



/s/ Merlin W. Gunderson        Secretary/Treasurer      Dated: December 15, 2000
---------------------------    (Chief Financial
Merlin W. Gunderson            Officer), Director

                              FINANCIAL STATEMENTS

                                  RIM.COM INC.

                               For the Years Ended
                         September 30, 1999 and 1998 and
                        for the Nine Month Periods Ended
                       June 30, 2000 and 1999 (Unaudited)

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-1

Balance Sheets September 30, 1999 and June 30, 2000 (Unaudited)              F-2

Statements of Operations for the Years Ended September 30, 1999
and 1998 and for the Nine Month Periods Ended June 30, 2000
and 1999 (Unaudited)                                                         F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended
September 30, 1999 and 1998 and for the Nine Month Periods Ended
June 30, 2000 and 1999 (Unaudited)                                           F-5

Statements of Cash Flows for the Years Ended September 30, 1999 and
1998 and for the Nine Month Periods Ended June 30, 2000
and 1999 (Unaudited)                                                         F-6

Notes to Financial Statements                                                F-8

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Rim.Com, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Rim.Com, Inc. and Subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim.Com, Inc. and Subsidiary as of September 30, 2000 and 1999, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has negative working capital and a deficit stockholders' equity. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Certified Public Accountants                              /s/Semple & Cooper LLP
Phoenix, Arizona
November 21, 2000

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                        2000            1999
                                                      ---------       ---------
Current Assets:
  Cash (Note 1)                                       $ 103,662       $   7,641
  Accounts receivable - trade, net (Note 1)              71,463          28,196
  Inventory (Note 1)                                      2,250             796
                                                      ---------       ---------

      Total Current Assets                              177,375          36,633
                                                      ---------       ---------
Property and Equipment: (Note 1)
  Furniture and fixtures                                  1,995           1,996
  Computer equipment                                     10,718          10,098
  Computer system                                        77,520          64,904
  Copying equipment                                         807             672
  Office equipment                                        7,134           5,706
                                                      ---------       ---------
                                                         98,174          83,376

  Less: accumulated depreciation                        (41,924)        (14,395)
                                                      ---------       ---------

                                                         56,250          68,981
                                                      ---------       ---------
Other Assets:
  Licenses, net (Note 1)                                 18,000              --
  Cash surrender value of life insurance                  9,303           7,862
  Note receivable - related party (Note 3)               52,220          73,346
                                                      ---------       ---------
                                                         79,523          81,208
                                                      ---------       ---------

      Total Assets                                    $ 313,148       $ 186,822
                                                      =========       =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 2000 AND 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           2000          1999
                                                        ---------     ---------
Current Liabilities:
  Notes payable (Note 2)                                $  80,825     $  80,727
  Note payable - related party (Note 3)                        --        12,326
  Accounts payable
    - trade                                               167,300        73,117
    - other (Note 4)                                       45,000        40,365
  Deferred Revenues (Note 1)                               22,823            --
  Accrued expenses                                         28,601        15,077
                                                        ---------     ---------

      Total Current Liabilities                           344,549       221,612
                                                        ---------     ---------

Commitments: (Note 5)                                          --            --

Stockholders' Equity (Deficit):
  Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding                            --            --
  Common stock, .001 par value,
    20,000,000 shares authorized; 4,734,171 and
    3,400,000 outstanding at September 30, 2000
    and 1999, respectively                                  4,734         2,000
  Additional paid in capital                              279,179            --
  Accumulated deficit                                    (315,314)      (36,790)
                                                        ---------     ---------

      Total Stockholders' Equity (Deficit)                (31,401)      (34,790)
                                                        ---------     ---------
Total Liabilities and Stockholders' Equity (Deficit)    $ 313,148     $ 186,822
                                                        =========     =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   2000                1999
                                                -----------         -----------
Revenues:
  Service                                       $   390,799         $   501,797
  Products                                          276,596             349,410
                                                -----------         -----------
                                                    667,395             851,207

Cost of Revenues:
  Service                                           310,997             297,845
  Products                                          164,992             321,755
                                                -----------         -----------
                                                    475,989             619,600
                                                -----------         -----------

Gross Profit                                        191,406             231,607
                                                -----------         -----------

General and Administrative Expenses                 438,482             292,805
                                                -----------         -----------
Loss from Operations                               (247,076)            (61,198)
                                                -----------         -----------
Other Income (Expense):
  Interest income                                     4,119                  34
  Interest expense                                  (35,567)            (10,976)
                                                -----------         -----------

                                                    (31,448)            (10,942)
                                                -----------         -----------

Net Loss                                        $  (278,524)        $   (72,140)
                                                ===========         ===========

Basic Loss per Share                            $      (.07)        $      (.02)
                                                ===========         ===========

Weighted Average Shares Outstanding               3,814,460           3,400,000
                                                ===========         ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                               Stock-
                                          Common Stock          Additional      Retained       holders'
                                      ---------------------       Paid-in       Earnings       Equity
                                       Shares        Amount       Capital       (Deficit)     (Deficit)
                                       ------        ------       -------       ---------     ---------
Balance at September 30, 1998         3,400,000      $3,400      $  (1,400)      $  35,350     $  37,350

Net loss for the year ended
  September 30, 1999                         --          --             --         (72,140)      (72,140)
                                      ---------      ------      ---------       ---------     ---------

Balance at September 30, 1999         3,400,000       3,400         (1,400)        (36,790)      (34,790)


Stock offerings                       1,334,171       1,334        234,153              --       235,487
Conversion of debt to equity                 --          --         12,326              --        12,326
Additonal capital contribution-
  stockholder                                --          --         27,500              --        27,500
Stock options for services                   --          --          1,600              --         1,600
Additional capital contribution-
  officers                                   --          --          5,000              --         5,000
Net Loss for the year ended
  September 30, 2000                         --          --             --        (278,524)     (278,524)
                                      ---------      ------      ---------       ---------     ---------

Balance at September 30, 2000         4,734,171      $4,734      $ 279,179       $(315,314)    $ (31,401)
                                      =========      ======      =========       =========     =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         2000           1999
                                                      ---------       ---------
Increase (Decrease) in Cash:
Cash flows from operating activities:
  Cash received from customers                        $ 624,128       $ 918,138
  Cash paid to suppliers and employees                 (746,072)       (883,214)
  Interest paid                                         (35,567)        (10,720)
  Interest received                                       4,119              34
                                                      ---------       ---------
      Net cash provided (used) by operating
        activities                                     (153,392)         24,238
                                                      ---------       ---------
Cash flows from investing activities:
  Collection of note receivable related party            21,126          16,238
  Purchase of licenses                                  (20,000)             --
  Purchase of fixed assets                              (14,798)        (70,797)
                                                      ---------       ---------
      Net cash used by investing activities             (13,672)        (54,559)
                                                      ---------       ---------
Cash flows from financing activities:
  Proceeds from debt                                         98          37,396
  Proceeds from stock                                   262,987              --
  Repayment of debt                                          --         (14,932)
                                                      ---------       ---------
      Net cash provided by financing activities         263,085          22,464
                                                      ---------       ---------

Net increase (decrease) in cash                          96,021          (7,857)

Cash at beginning of period                               7,641          15,498
                                                      ---------       ---------

Cash at end of period                                 $ 103,662       $   7,641
                                                      =========       =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         2000            1999
                                                      ---------       ---------
Reconciliation of Net Loss to Net Cash
 Provided (Used) by Operating Activities:

Net Income (Loss)                                     $(278,524)      $ (72,140)
                                                      ---------       ---------
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
 Depreciation/Amortization                               29,529           8,008
 Stock and options issued for services                    6,600              --

Changes in Assets and Liabilities:
 Accounts receivable
  - trade                                               (43,267)         66,931
 Inventory                                               (1,454)          1,121
 Cash surrender value of life insurance                  (1,441)         (1,085)
 Accounts payable
  - trade                                                94,183           1,807
  - other                                                 4,635          18,687
 Accrued expenses                                        13,524             909
 Deferred revenue                                        22,823              --
                                                      ---------       ---------

                                                        125,132          96,378
                                                      ---------       ---------
Net cash provided (used) by operating activities      $(153,392)      $  24,238
                                                      =========       =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES:

    BASIS OF PRESENTATION:

    On April 6, 2000, Rim.Com Inc. acquired all of the outstanding common stock of Rimmer Computer, Inc. in a transaction accounted for as a recapitilization. Under the terms of the merger agreement the stockholder's of Rimmer Computer, Inc. received 94.4% of the outstanding common stock of Rim.Com Inc. in exchange for 100% of the stock of Rimmer Computer, Inc.. Rimmer Computer, Inc. was incorporated in Arizona on June 19, 1991. The accompanying financial statements represent the operating activity of Rimmer Computer, Inc. for all periods presented.

    Rim.Com Inc. was incorporated in Nevada on February 14, 2000 and had no operating activity prior to the time of the merger on April 6, 2000. As such, the merger has been accounted for as a recapitilization. The effect of the recapitilization has been presented retroactively.

    NATURE OF OPERATIONS:

    Rim.Com, Inc. (the "Company") provides installation and consulting services pertaining to computer hardware, software and systems. It provides the majority of its services to small businesses throughout the Southwestern United States.

    PERVASIVENESS OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the financial position, results of operations, and cash flows of Rim.Com Inc. and its wholly-owned subsidiary, Rimmer Computer, Inc.. All material intercompany transactions, accounts and balances have been eliminated in consolidation.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES: (CONTINUED)

    ACCOUNTS RECEIVABLE:

    The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of September 30, 2000 and 1999, no allowance has been provided for potentially uncollectible accounts receivable and, in the opinion of management, all accounts are considered fully collectible.

    INVENTORY:

    Inventory consists of various computer cables and other computer hardware to be used on an as needed basis. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based upon anticipated current sales prices. Provisions are made periodically for obsolete and slow moving inventory.

    PROPERTY AND EQUIPMENT:

    Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended September 30, 2000 and 1999, depreciation expense was $27,529 and $8,008, respectively.

    LICENSES:

    Licenses are comprised of the rights to market intellectual properties comprised primarily of software packages. The licenses are amortized over their expected economic useful lives of 5 years. Accumulated amortization and amortization expense for the period ended September 30, 2000 was $2,000.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES: (CONTINUED)

    REVENUE RECOGNITION:

    The Company derives its revenues from the sale of computer systems as well as sales of application software, parts and components. The Company also derives revenues by providing maintenance, consulting and educational services to its customers. The Company recognizes revenues from sales of its systems, application software, parts and components at the time of shipment. Revenues from consulting and maintenance services are recognized as the service is provided.

    Retainer fees are recorded as deferred revenues when received. They are recognized as income when they are earned, which is calculated on an hours charged basis.

    IMPAIRMENT OF LONG-LIVED ASSETS:

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying values of cash, accounts receivable, accounts payable and current notes payable approximate their fair values because of the short maturity of these instruments.

    INCOME TAXES:

    Rimmer Computer, Inc. previously operated as a Sub-Chapter S tax option corporation. As such, all taxable income and related tax credits were passed through to the stockholders who were responsible for any resulting income tax. In January, 2000, the Sub-Chapter S tax option was terminated, and the Company became a C-Corporation.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES: (CONTINUED)

    Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

    Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables.

    EMPLOYEE STOCK OPTIONS:

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 requires the use of fair value option valuation models that were developed for use in valuing employee stock options.

    NET LOSS PER SHARE:

    Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES: (CONTINUED)

    Assumed exercise of the outstanding options at September 30, 2000 of 1,750,000 have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

2.  NOTES PAYABLE:

    Notes payable at September 30, 2000, and 1999, consisted of three (3) notes and four (4) notes, respectively, with outstanding combined balances of $80,825 and $80,727. The balances consist primarily of a line of credit, with interest at prime plus 2.35% per annum (11.85% on September 30, 2000), due June, 2000. The total credit limit of $72,500 was fully utilized. As of September 30, 2000 the line of credit was considered delinquent as it expired in June of 2000. However, as of the date of the auditors report the bank had not declared the note in default. The remaining notes are made up of various short-term, callable notes with average interest rates of approximately 6.2% per annum.

3.  RELATED PARTY TRANSACTIONS:

    NOTE RECEIVABLE - RELATED PARTY:

    As of September 30, 2000, and 1999, the note receivable from a related party consisted of one (1) note. Prior to September 30, 1999 the note was considered non-interest bearing. Subsequent to September 30, 1999 the note commenced accruing interest at a rate of 8% per annum. The note is due September 30, 2002 and is secured by common stock of the Company.

    NOTE PAYABLE - RELATED PARTY:

    As of September 30, 1999, the note payable to a related party consisted of a non-interest bearing short-term note to an officer and director of Rimmer Computer, Inc., with an outstanding balance of $12,326. The note payable was converted to equity subsequent to September 30, 1999.

    STOCKHOLDERS EQUITY:

    During the year ended September 30, 2000, Commerce General, Inc., a stockholder of Rim.Com Inc., made an additional capital contribution in the amount of $27,500.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  ACCOUNTS PAYABLE - OTHER:

    Accounts payable - other consists of various credit card balances at September 30, 2000 and 1999. The average interest rates at September 30, 2000 and 1999 were approximately 18.7% and 11.8%, respectively, due on demand.

5.  COMMITMENTS:

    The Company has entered into a non-cancelable operating lease agreement for office space through October 31, 2002. In addition, the Company entered into an additional one year operating lease agreement beginning October 1, 2000.

    The approximate future minimum lease payments under the operating lease agreement, are as follows:

                  Year Ending
                 September 30,           Amount
                 -------------           ------

                     2001               $25,108
                     2002                16,044
                     2003                 1,377
                                        -------

                                        $42,489
                                        =======

6.  GOING CONCERN:

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at September 30, 2000, in the amount of $31,401, and negative working capital in the amount of $167,174. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.  STOCK OPTION PLAN:

    Effective April 6, 2000 the Company's Board of Directors and stockholders formally approved the Company's 2000 Stock Option Plan, which permits the granting of options to purchase shares of the Company's stock to eligible employees and directors. The Plan reserves 3,000,000 shares of the Company's common stock for grant. The plan provides that the options may be either incentive or non-incentive stock options. The exercise price for the

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  STOCK OPTION PLAN: (CONTINUED)

    incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 50% of the fair market value with respect to the non-incentive stock options. Options granted under the Plan must be exercised in whole or in part within an average of 10 years of the date of grant. As of September 30, 2000, 1,550,000 stock options under the Plan were available for grant, with 1,950,000 options granted, 500,000 forfeited, and 1,450,000 exercisable at $.30 per share.


    The per share weighted average fair value of the stock options granted during 2000 was $.16 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 0%, and an expected life of 10 years. The risk free interest rate was 8% for 2000.

    The Company applies APB Opinion No. 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized in the financial statements for its stock options to employees. Had the Company determined compensation cost based on the fair value of the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common share for the year ended September 30, 2000 would have been adjusted to the proforma amounts indicated below.

                                                           Year Ended
                                                       September 30, 2000
                                                       ------------------
        Net income (loss):
          As reported                                       $(278,524)
          Proforma                                          $(590,524)

        Loss per common share:
          As reported                                       $    (.07)
          Proforma                                          $    (.15)

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  STOCK OPTION PLAN: (CONTINUED)

    A summary of the aformentioned stock plan for the year ended September 30, 2000 is as follows:

                                                            Weighted Average
                                                         Number        Exercise
                                                        of Share        Price
                                                        --------        -----

        Balance at October 1, 1999                            --       $    --
          Granted                                      1,950,000           .30
          Forfeited                                      500,000            --
          Exercised                                           --            --
                                                       ---------       -------

        Balance at September 30, 2000                  1,450,000       $   .30
                                                       =========       =======

        Exercisable at September 30, 2000              1,450,000       $   .30
                                                       =========       =======

    All 1,450,000 stock options outstanding are exercisable as of September 30, 2000, with remaining contractual lifes of approximately 9 years and 6 months.

8.  INCOME TAXES:
                                                          Years Ended
                                                          September 30,
                                                    -------------------------
                                                       2000            1999
                                                    ---------       ---------
                                                                    Proforma
        Tax benefit of net operating loss           $ 116,000       $  24,000

        Less: Valuation allowance                    (116,000)        (24,000)
                                                    ---------       ---------

        Income tax effect                           $      --       $      --
                                                    =========       =========

    As of September 30, 2000 the Company has approximately $280,000 of net operating loss carryforward available to offset future federal and state taxable income through 2019.

                          RIM.COM, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  INCOME TAXES: (CONTINUED)

    As of September 30, 2000 the Company had a deferred tax asset valuation allowance in the approximate amount of $116,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

    Rimmer Computer, Inc. had no current income taxes for the year ended September 30, 1999 due to the fact that the Company operated as a Sub-Chapter S tax option corporation until January, 2000.

9.  NON-CASH TRANSACTIONS:

    During the period ended September 30, 2000, the Company had a non-cash financing transaction from the conversion of debt to equity in the amount of $12,326.

    During the period ended September 30, 2000, the Company had non-cash operating transactions in the amount of $6,600 for stock and stock options issued for services.