Form 10QSB
period 2000-12-31
RIM COM INC
filed 2001-02-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

               For the quarterly period ended - December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-31047

                                  Rim.Com Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                       86-0995730
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          7579 E. Main, Suite 600, Scottsdale, AZ                       85251
---------------------------------------------------------------       ---------
(Address of Principal executive offices) (as of date of filing)       (Zip Code)

                    Issuer's telephone number (480) 970-3336
                                              --------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,734,171

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  RIM.COM INC.

                                  FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                                                            Page
                                                                            ----
PART I
      Item 1   Financial Statements                                           1

      Item 2.  Management's Discussion and Analysis or Plan of Operation     12
PART II
      Item 1.  Legal Proceedings                                             15

      Item 2.  Changes in Securities                                         N/A

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                   15

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000


                                     ASSETS

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       2000            2000
                                                    ---------        ---------
                                                    (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents (Note 1)                $  52,769        $ 103,662
  Accounts receivable - trade, net (Note 1)           199,193           71,463
  Inventory (Note 1)                                    2,250            2,250
                                                    ---------        ---------

     Total Current Assets                             254,212          177,375
                                                    ---------        ---------
Property and equipment (Note 1)
  Furniture and fixtures                                1,995            1,995
  Computer equipment                                   21,938           10,718
  Computer system                                     142,548           77,520
  Copying equipment                                       807              807
  Office equipment                                      7,134            7,134
                                                    ---------        ---------
                                                      174,422           98,174
  Less: accumulated depreciation                      (52,772)         (41,924)
                                                    ---------        ---------
                                                      121,650           56,250
                                                    ---------        ---------
Other Assets:
  Licenses, net (Note 1)                               17,000           18,000
  Cash surrender value of life insurance                9,303            9,303
  Notes receivable - related party (Note 3)            53,075           52,220
                                                    ---------        ---------
                                                       79,378           79,523
                                                    ---------        ---------

     Total Assets                                   $ 455,240        $ 313,148
                                                    =========        =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      2000            2000
                                                    ---------      ---------
                                                   (UNAUDITED)
Current Liabilities:
  Notes Payable (Note 2)                            $  87,603      $  80,825
  Obligations under capital leases (Note 5)            48,721             --
  Accounts payable
    -trade                                            220,256        167,300
    -other (Note 4)                                    47,100         45,000
  Deferred revenues (Note 1)                           77,926         22,823
  Accrued expenses                                     86,573         28,601
                                                    ---------      ---------

     Total Current Liabilities                        568,179        344,549

Notes Payable (Note 2)                                 17,871             --
                                                    ---------      ---------

     Total Liabilities                                586,050        344,549
                                                    ---------      ---------
Commitments: (Note 5)

Stockholders' Equity (Deficit):
 Common Stock - $.001 par value;
  20,000,000 shares  authorized, 4,734,171
  shares outstanding at December 31, 2000;
  4,734,171 outstanding at September 30, 2000           4,734          4,734
 Preferred Stock - 10,000,000 shares authorized
  no shares issued or outstanding as of
  December 31, 2000                                        --             --
 Additional Paid-in Capital                           279,179        279,179
 Accumulated deficit                                 (414,723)      (315,314)
                                                    ---------      ---------

     Total Stockholder's Equity (Deficit)            (130,810)       (31,401)
                                                    ---------      ---------

     Total Liabilities and Stockholder's
      Equity (Deficit)                              $ 455,240      $ 313,148
                                                    =========      =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                 -------------------------------
                                                  DECEMBER 31,      DECEMBER 31,
                                                      2000              1999
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)
Revenues:
  Services                                        $   213,405       $   137,410
  Products                                            112,495                --
                                                  -----------       -----------
                                                      325,900           137,410
Cost of Revenues:
  Services                                        $   101,905       $    72,556
  Products                                             88,418                --
                                                  -----------       -----------
                                                      190,323            72,556
                                                  -----------       -----------

Gross Profit                                          135,577            64,854

General and Administrative Expenses                   231,412            55,385
                                                  -----------       -----------

Income (Loss) from Operations                         (95,835)            9,469
                                                  -----------       -----------
Other Income/(Expense):
  Interest Income                                       1,462                --
  Interest Expense                                     (5,390)           (3,979)
  Other Income/(Expense)                                  354                --
                                                  -----------       -----------
                                                       (3,574)           (3,979)
                                                  -----------       -----------

Net Income (Loss)                                 $   (99,409)      $     5,490
                                                  ===========       ===========
Basis and Diluted Earnings (Loss) per Share       $     (0.02)      $      0.00
                                                  ===========       ===========
Weighted Average Shares outstanding                 4,734,171         3,400,000
                                                  ===========       ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

                                                                                                           STOCK
                                                     COMMON STOCK           ADDITIONAL     RETAINED       HOLDERS'
                                               -----------------------       PAID-IN       EARNINGS       EQUITY
                                                 SHARES         AMOUNT       CAPITAL       (DEFICIT)     (DEFICIT)
                                                 ------         ------       -------       ---------     ---------
Balance at September 30, 1998                   3,400,000      $  3,400     $  (1,400)    $  35,350      $  37,350
Net loss for the year ended
 September 30, 1999                                    --            --            --       (72,140)       (72,140)
                                               ----------      --------     ---------     ---------      ---------
Balance at September 30, 1999                   3,400,000         3,400        (1,400)      (36,790)       (34,790)

Stock offerings                                 1,334,171         1,334       234,153            --        235,487
Conversion of debt to equity                           --            --        12,326            --         12,326
Additional capital contribution - stockholder          --            --        27,500            --         27,500
Stock options for services                             --            --         1,600            --          1,600
Additional capital contribution - officers             --            --         5,000            --          5,000
Net Loss for the year ended September 30, 2000         --            --            --      (278,524)      (278,524)
                                               ----------      --------     ---------     ---------      ---------
Balance at September 30, 2000                   4,734,171         4,734       279,179      (315,314)       (31,401)
Net Loss for the three months ended
 December 31, 2000 (unaudited)                         --            --            --       (99,409)       (99,409)
                                               ----------      --------     ---------     ---------      ---------
Balance at December 31, 2000
  (unaudited)                                   4,734,171      $  4,734     $ 279,179     $(414,723)     $(130,810)
                                               ==========      ========     =========     =========      =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                     FOR THE                 FOR THE
                                                                THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Cash received from customers                                       $ 197,669              $ 135,910
  Cash paid to suppliers and employees                                (241,756)              (127,455)
  Interest paid                                                         (5,390)                (3,979)
  Interest received                                                      1,462                     --
                                                                     ---------              ---------
     Net cash provided by (used in) operating activities               (48,015)                 4,476
                                                                     ---------              ---------
Cash flows from investing activities:
  Purchase of fixed assets                                             (23,495)               (11,514)
                                                                     ---------              ---------
     Net cash used in investing activities                             (23,495)               (11,514)
                                                                     ---------              ---------
Cash flows from financing activities:
  Proceeds from debt                                                    24,649                  2,816
  Repayment of debt                                                     (4,032)                    --
                                                                     ---------              ---------
     Net cash provided by (used in) financing activities                20,617                  2,816
                                                                     ---------              ---------

Net increase in cash and cash equivalents                              (50,893)                (4,222)

Cash and cash equivalents at beginning of period                       103,662                  7,641
                                                                     ---------              ---------
Cash and cash equivalents at end of period                           $  52,769              $   3,419
                                                                     =========              =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

                                                                     FOR THE                 FOR THE
                                                                THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
Reconciliation of Net Income (Loss) to Net Cash
  Provided by (Used in) Operating Activities:
   Net Income/(Loss)                                                $ (99,409)             $   5,490

Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Depreciation/amortization                                           11,848                    323
   Accrued interest on related party loan                                (855)

Changes in Operating Assets and Liabilities:
  Accounts receivable
    -trade                                                           (127,730)                (1,210)
    -related party                                                         --                   (290)
  Inventory                                                                --                   (331)
  Accounts payable
    -trade                                                             52,956                   (194)
    -other                                                              2,100                  1,036
  Accrued expenses                                                     57,972                   (348)
  Deferred revenue                                                     55,103                     --
                                                                    ---------              ---------

Net cash provided by (used in) operating activities                 $ (48,015)             $   4,476
                                                                    =========              =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                                  RIM.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF THE CORPORATION:

     Rim.Com, Inc. (the "Company"), was incorporated in Nevada on February 14, 2000. The Company provides installation and consulting services pertaining to computer hardware, software and systems. It provides the majority of its services to small businesses throughout the Southwestern United States.

ACCOUNTING ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the financial position, results of operations, and cash flows of Rim.Com Inc. and its wholly-owned subsidiary, Rimmer Computer, Inc. All material intercompany transactions, accounts and balances have been eliminated in consolidation.

INTERIM FINANCIAL STATEMENTS:

     The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001.

CASH AND CASH EQUIVALENTS:

     Cash  and  cash   equivalents  are  considered  to  be  all  highly  liquid
investments purchased with an initial maturity of three months or less.

ACCOUNTS RECEIVABLE:

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2000 an allowance of $3,991 (unaudited), was established for potentially uncollectible accounts receivable.

INVENTORY:

     Inventory consists of various computer cables and other computer hardware to be used on an as needed basis. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based upon anticipated current sales prices. Provisions are made periodically for obsolete and slow moving inventory.

PROPERTY AND EQUIPMENT:

     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over estimated useful lives of three (3) to seven
(7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. For the three month periods ended December 31, 2000 and 1999, depreciation expense was $10,848 and $323 (unaudited), respectively.

                                  RIM.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

LICENSES:

     Licenses are comprised of the rights to market intellectual properties comprised primarily of software packages. The licenses are amortized over their expected economic useful lives of 5 years. Amortization expense for the three month periods ended December 31, 2000 and 1999 was $1,000 and $0 (unaudited), respectively.

REVENUE RECOGNITION:

     The Company derives its revenues from the sale of computer systems as well as sales of application software, parts and components. The Company also derives revenues by providing maintenance, consulting and educational services to its customers. The Company recognizes revenues from the sales of its systems, application software, parts and components at the time of shipment. Revenue from consulting and maintenance services are recognized as the service is provided.

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

INCOME TAXES:

     The Company accounts for income taxes in accordance with the Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

CONCENTRATION OF CREDIT RISK:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables.

                                  RIM.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

NET EARNINGS (LOSS) PER SHARE:

     Basic net earnings (loss) per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding options at December 31, 2000 of 1,450,000 have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

2. NOTES PAYABLE:

     Notes payable at December 31, 2000, and 1999, consisted of four (4) notes with outstanding combined balances of $105,474 and $83,543 (unaudited). The balances consist primarily of a line of credit, with interest at prime plus 2.35% per annum (9.5% on December 31, 2000), due June 2000. The total credit limit of $72,500 was fully utilized. As of December 31, 2000 the line of credit was in default as it expired during June, 2000. During the three months ended December 31, 2000, the Company obtained a loan to purchase equipment in the amount of $24,935 (unaudited). The note is due in May, 2003 and has an implicit interest rate of 18.7% per annum. The remaining notes are made up of various short-term, callable notes with average interest rates of approximately 6.2% per annum. A schedule of future minimum payments on the above notes for the next three years is as follows:

                    Period ended
                    December 31,             Amount
                    ------------             ------
                        2001                 87,603
                        2002                 10,531
                        2003                  7,340
                                            -------
                                            105,474
                                            =======

3. RELATED PARTY TRANSACTIONS:

NOTES RECEIVABLE - RELATED PARTY:

     As of December 31, 2000, and 1999, the note receivable from a related party consisted of one (1) note. Prior to September 30, 1999 the note was considered non-interest bearing. Subsequent to September 30, 1999 the note commenced accruing interest at a rate of 8% per annum. The note is due September 30, 2002 and is secured by common stock of the Company.

4. ACCOUNTS PAYABLE - OTHER:

     Accounts payable - other consists of various credit card balances at December 31, 2000 and 1999. The average interest rates at December 31, 2000 and 1999 were approximately 18.7% and 18.7% (unaudited), respectively, due on demand.

                                  RIM.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5. COMMITMENTS:

     The Company leases office space and equipment under operating leases expiring in various years through 2003. Minimum future rental and lease payments under non-cancelable operating leases as of December 31, 2000, for each of the next three years are (unaudited):

              PERIOD ENDED DECEMBER 31,                     AMOUNT
              -------------------------                    --------
              2001                                         $ 35,472
              2002                                           33,392
              2003                                           11,110
                                                           --------
              Total Minimum payments                       $ 79,974
                                                           ========

     In addition, the Company entered into a $52,753 (unaudited) capital lease for computer equipment during the three months ended December 31, 2000. The Company is required to make twelve (12) monthly payments of $4,854 (unaudited) relating to the aforementioned lease. Of this amount $5,495 represents interest.

6. GOING CONCERN:

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at December 31, 2000, in the amount of $130,810 (unaudited). The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7. STOCK OPTION PLAN:

     Effective April 6, 2000 the Company's Board of Directors and stockholders formally approved the Company's 2000 Stock Option Plan, which permits the granting of options to purchase shares of the Company's stock to eligible employees and directors. The Plan reserves 3,000,000 shares of the Company's common stock for grant. The plan provides that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 50% of the fair market value with respect to the non-incentive stock options. Options granted under the Plan must be exercised in whole or in part within an average of 10 years of the date of grant. As of December 31, 2000, 1,550,000 stock options under the Plan were available for grant, with 1,450,000 options granted, exercisable at $.30 per share.

     The  Company  applies  APB  Opinion  No.  25 in  accounting  for its  Plan.
Accordingly,   no  compensation  cost  has  been  recognized  in  the  financial statements for its stock options to employees.

                                  RIM.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     A summary of the aforementioned stock plan for the three months ended December 31, 2000 is as follows:

                                                  WEIGHTED AVERAGE
                                                --------------------
                                                 NUMBER     EXERCISE
                                                OF SHARES     PRICE
                                                ---------   --------
     Balance at September 30, 2000              1,450,000   $   0.30
       Granted                                         --          0
       Forfeited                                       --          0
       Exercised                                       --          0
                                                ---------   --------
     Balance at December 31, 2000               1,450,000   $   0.30
                                                =========   ========

     Exercisable at December 31, 2000           1,450,000   $   0.30
                                                =========   ========

     All 1,450,000 stock options granted on April 6, 2000 are exercisable as of December 31, 2000, with a remaining contractual life of 9 years and 3 months.

8. INCOME TAXES:

                                            THREE MONTHS ENDED
                                            DECEMBER 31, 2000
                                            ------------------
     Tax benefit of net operating loss          $ 116,000
     Less: Valuation allowance                   (116,000)
                                                ---------
     Income tax effect                          $      --
                                                =========

     As of December 31, 2000 the Company has approximately $280,000 (unaudited) of net operating loss carryforward available to offset future federal and state taxable income through 2020. As of December 31, 2000 the Company had a deferred tax asset valuation allowance in the approximate amount of $116,000 (unaudited). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

9. NON-CASH TRANSACTIONS:

     During the three months ended December 31, 2000, the Company had non-cash operating transactions in the amount of $855 (unaudited) for interest accrued on a related party note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The statements contained in this document which are not historical are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, the Company's ability to market its products and services and future customer acceptance for its products and services, and other risks detailed in this document and other documents made available to investors.

OVERVIEW

     Rim.Com was formed in February 2000 and had no tangible assets and no liabilities before its acquisition of Rimmer on April 6, 2000. Therefore, the discussion below focuses on the operations of Rimmer, Rim.Com's wholly-owned subsidiary. Rimmer has been in existence since 1987.

RESULTS OF OPERATION

QUARTER ENDING DECEMBER 31, 2000

     During the quarter ended December 31, 2000 the Company produced a net loss of $99,409 on revenues of $325,900, primarily as a result of increased general and administrative expenses, as compared to net income of $5,490 on revenues of $137,410 for the same quarter of the prior year. The Company's revenues in the quarter ended December 31, 2000 were $188,490 (137.2%) more than the same quarter of the preceding year, primarily as a result of a 55.3% increase in service revenues and $112,495 of product sales which were not present in the prior year. These revenue increases were caused by the hiring of additional sales and technical employees during the quarter. The Company is hopeful that it will be able to generate even greater revenues in future quarters.

     The Company's gross profit in the quarter ended December 31, 2000 increased by $70,723 (109%) over the same quarter of the prior year. The Company's gross profit on its service revenues increased by $46,646 (71.9%) over the same quarter of the prior year. The Company's gross profit on its service revenues was 52.2% and on its product revenues was 21.4% during the quarter ended December 31, 2000. During the same quarter of the prior year its gross profit on its service revenues was 47.2%. The Company hopes to increase its gross profit on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

     The Company's general and administrative expense increased by $176,027 (317.8%) during the quarter ended December 31, 2000 in comparison to the same quarter of the prior year. This cost increase resulted primarily from: (i) additional office lease and general marketing costs incurred in the recent quarter; (ii) the addition of one new officer in April 2000 and two new salesmen and six new technicians in November 2000 quarter; and (iii) legal and accounting expenses of approximately $55,000 incurred during the quarter as a result of becoming a "fully reporting company." The Company is hopeful of significantly reducing its overhead in the next quarter by reducing non-billable time of its technicians and management and cutting unnecessary costs. The Company will likely incur additional legal expenses through the second quarter of fiscal year 2001 as the Company attempts to list its common stock for trading. Interest expense increased by $1,411 during the quarter ended December 31, 2000 over the same quarter of the prior year, as a result of the increased debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow. The Company is also hoping to consolidate the credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000 the Company obtained additional gross proceeds of $286,750 of capital from its two stock offerings. These funds provided working capital for Company growth through December 31, 2000. In the coming months the Company will attempt to secure additional equity or debt financing to sustain additional growth. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

     The Company's cash flow has been adversely impacted by the hiring of eight additional employees in November 2000, because the cash flow produced from their additional sales will not be received by the Company until January or February 2001. Thus the Company's accounts receivable increased by $127,730 (178.7%) from September 30, 2000 to December 31, 2000. The Company believes, without assurance, that this level of accounts receivable will provide sufficient monthly liquidity for the Company's short-term future.

     The Company's current liabilities increased by $223,630 (64.9%) from September 30, 2000 to December 31, 2000, primarily as a result of accrued legal and accounting expenses of approximately $55,000; deferred revenue increase of $55,000; increased accrued expenses of $58,000; and capital lease of $39,013. The Company has already negotiated to pay some accrued legal and accounting expenses with its common stock and the deferred revenue should be billed to customers in the next few months. Therefore, the Company anticipates its accounts payable situation to be greatly improved by March 30, 2001.

     The Company's debt resources have been utilized for a total of $201,295, with Rimmer obtaining an additional $2,100 of credit card debt, an equipment loan of $24,935 and a capital lease of $52,753 during the quarter ended December 31, 2000. This debt is comprised of one bank loan, an equipment loan and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt and capitalized lease at December 31, 2000. The bank debt of $80,825 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of February 10, 2001. During 2001 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re- financing the credit card debt at a lower interest rate.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                    RIM.COM INC.



Date: February 12, 2001             By: /s/ Robert H. Korndorffer
      -----------------                 ----------------------------------------
                                        Robert H. Korndorffer, President
                                        (Chief Executive Officer)



                                    By: /s/ Merlin W. Gunderson
                                        ----------------------------------------
                                        Merlin W. Gunderson, Treasurer
                                        (Chief Financial and Accounting Officer)