Form 10QSB
period 2001-03-31
RIM COM INC
filed 2001-05-15
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - March 31, 2001

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

                                  RIM.COM INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                                                                            Page
                                                                            ----
PART I
      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       8

PART II
      Item 1.  Legal Proceedings                                              11

      Item 2.  Changes in Securities                                         N/A

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                    13

Item 1.  Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                     ASSETS

                                                  March 31,        September 30,
                                                    2001               2000
                                                  ---------         ---------
                                                 (Unaudited)
Assets:
Current Assets:
  Cash and cash equivalents                       $   8,182         $ 103,662
  Accounts receivable - trade, net                  334,911            71,463
  Inventory                                           2,250             2,250
                                                  ---------         ---------
        Total Current Assets                        345,343           177,375
                                                  ---------         ---------
Property and equipment
  Furniture and fixtures                              1,995             1,995
  Computer equipment                                 21,939            10,718
  Computer system                                   142,548            77,520
  Copying equipment                                     807               807
  Office equipment                                    7,134             7,134
                                                  ---------         ---------
                                                    174,423            98,174
  Less: accumulated depreciation                    (65,585)          (41,924)
                                                  ---------         ---------
                                                    108,838            56,250
                                                  ---------         ---------
Other Assets:
  Licenses, net                                      16,000            18,000
  Cash surrender value of life insurance, net         1,941             9,303
  Notes receivable - related party                   31,895            52,220
                                                  ---------         ---------
                                                     49,836            79,523
                                                  ---------         ---------

        Total Assets                              $ 504,017         $ 313,148
                                                  =========         =========

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  March 31,          September 30,
                                                                    2001                 2000
                                                                  ---------           ---------
                                                                 (Unaudited)
Current Liabilities:
  Notes Payable                                                   $  91,873           $  80,825
  Obligations under capital leases                                   36,245                  --
  Accounts payable
     -trade                                                         296,807             167,300
     -other                                                          61,168              45,000
  Accrued expenses                                                   87,872              28,601
  Deferred revenues                                                  31,804              22,823
                                                                  ---------           ---------
        Total Current Liabilities                                   605,769             344,549
Notes Payable                                                        20,030                  --
                                                                  ---------           ---------
        Total Liabilities                                           625,799             344,549
                                                                  ---------           ---------

Stockholders' Equity (Deficit):
  Preferred Stock - 10,000,000 shares authorized no
   shares issued or outstanding                                          --                  --
  Common Stock - $.001 par value; 20,000,000 shares authorized,
   4,734,171 shares outstanding at March 31, 2001; (unaudited)
   and September 30, 2000                                             4,734               4,734
  Additional Paid-in Capital                                        279,179             279,179
  Accumulated deficit                                              (405,695)           (315,314)
                                                                  ---------           ---------
        Total Stockholders' Equity                                 (121,782)            (31,401)
                                                                  ---------           ---------
        Total Liabilities and Stockholders' Equity                $ 504,017           $ 313,148
                                                                  =========           =========

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                        Six Months Ended March 31,    Three Months Ended March 31,
                                                        --------------------------    ----------------------------
                                                            2001           2000           2001             2000
                                                        -----------    -----------    -----------      -----------
                                                               (Unaudited)                   (Unaudited)
Revenues:
  Services                                              $  546,644     $  323,231     $  333,239        $  185,821
  Products                                                 361,470             --        248,975                --
                                                        ----------     ----------     ----------        ----------
                                                           908,114        323,231        582,214           185,821
                                                        ----------     ----------     ----------        ----------
Cost of Revenues
  Services                                                 264,037        178,507        162,132           105,951
  Products                                                 316,403             --        227,985                --
                                                        ----------     ----------     ----------        ----------
                                                           580,440        178,507        390,117           105,951
                                                        ----------     ----------     ----------        ----------
Gross Profit                                               327,674        144,724        192,097            79,870
General and Administrative Expenses                        411,033        149,005        179,621            93,620
                                                        ----------     ----------     ----------        ----------
Income (Loss) from Operations                              (83,359)        (4,281)        12,476           (13,750)
                                                        ----------     ----------     ----------        ----------
Other Income/(Expense):
  Interest Income                                            2,267             --            805                --
  Interest Expense                                          (9,704)        (7,912)        (4,314)           (3,933)
  Other Income                                                 415             --             61                --
                                                        ----------     ----------     ----------        ----------
                                                            (7,022)        (7,912)        (3,448)           (3,933)
                                                        ----------     ----------     ----------        ----------
Net Income (Loss) available to common shareholders      $  (90,381)    $  (12,193)    $    9,028        $  (17,683)
                                                        ----------     ----------     ----------        ----------
Basic Earnings (Loss) per share (Note 2)                $    (0.02)    $    (0.00)    $     0.00        $    (0.01)
                                                        ==========     ==========     ==========        ==========
Weighted Average Common Shares                           4,734,171      3,400,000      4,734,171         3,400,000
                                                        ==========     ==========     ==========        ==========
Diluted EPS:
Net Income (Loss) available to common shareholders      $    (0.02)    $    (0.00)    $     0.00        $    (0.01)
                                                        ==========     ==========     ==========        ==========
Weighted Average Common and Common Equivalent shares     4,734,171      3,400,000      5,314,171         3,400,000
                                                        ==========     ==========     ==========        ==========

                          RIM.COM, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED MARCH 31, 2001 (UNAUDITED)


                                               Common Stock        Additional   Retained   Stockholders'
                                          ----------------------    Paid-in     Earnings      Equity
                                            Shares       Amount     Capital    (Deficit)     (Deficit)
                                          ----------   ---------   ---------   ---------    ---------
Balance at September 30, 2000              4,734,171      4,734      279,179    (315,314)     (31,401)
Net Loss for the six months ended
  March 31, 2001 (Unaudited)                      --         --           --     (90,381)     (90,381)
                                          ----------    -------    ---------   ---------    ---------
Balance at March 31, 2001 (Unaudited)      4,734,171    $ 4,734    $ 279,179   $(405,695)   $(121,782)
                                          ==========    =======    =========   =========    =========

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                             For the Three Months Ended March 31,
                                                             ------------------------------------
                                                                  2001                   2000
                                                               ---------              ---------
                                                              (Unaudited)            (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
  Cash received from customers                                 $ 447,412              $ 171,709
  Cash paid to suppliers and employees                          (510,053)              (217,219)
  Interest paid                                                   (4,314)                (3,933)
  Interest received                                                   60                     --
                                                               ---------              ---------
     Net cash used in operating activities                       (66,895)               (49,443)
                                                               ---------              ---------
Cash flows from investing activities:
  Collection of loan receivable                                       --                 22,209
  Purchase of fixed assets                                            --                 (2,484)
  Collection of related party notes receivable                    21,070                     --
                                                               ---------              ---------
     Net cash provided by investing activities                    21,070                 19,725
                                                               ---------              ---------
Cash flows from financing activities:
  Proceeds from debt                                              13,714                     44
  Repayment of debt                                              (12,476)                    --
  Proceeds from additional paid-in capital                            --                 27,500
                                                               ---------              ---------
     Net cash provided by financing activities                     1,238                 27,544
                                                               ---------              ---------

Net decrease in cash and cash equivalents                        (44,587)                (2,174)
Cash and cash equivalents at beginning of period                  52,769                  3,419
                                                               ---------              ---------
Cash and cash equivalents at end of period                     $   8,182              $   1,245
                                                               =========              =========
Reconciliation of Net Loss to Net Cash Used in
 Operating Activities:
  Net Income/(Loss)                                            $   9,028              $ (17,683)

Adjustments to Reconcile Net Loss to Net Cash Used in
 Operating Activities:
  Depreciation/amortization                                       13,812                 12,707
  Accrued interest on related party loan                             110                     --
  Cash surrender value of life insurance-non cash                     77                     --
Changes in Operating Assets and Liabilities:
  Accounts receivable
    -trade                                                      (135,718)               (26,728)
    -related party                                                    --                    290
  Inventory                                                           --                   (160)
  Accounts payable
    -trade                                                        76,551                 (6,485)
    -other                                                        14,068                    232
  Accrued expenses                                                 1,299                (11,616)
  Deferred revenue                                               (46,122)                    --
                                                               ---------              ---------

Net cash used in operating activities                          $ (66,895)             $ (49,443)
                                                               =========              =========

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                               For the Six Months Ended March 31,
                                                               ----------------------------------
                                                                  2001                   2000
                                                               ---------              ---------
                                                              (Unaudited)            (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents:
Cash flows from operating activities:
  Cash received from customers                                 $ 645,081              $ 307,619
  Cash paid to suppliers and employees                          (751,809)              (344,674)
  Interest paid                                                   (9,704)                (7,912)
  Interest received                                                1,522                     --
                                                               ---------              ---------
     Net cash used in operating activities                      (114,910)               (44,967)
                                                               ---------              ---------
Cash flows from investing activities:
  Collection of loan receivable                                       --                 22,209
  Purchase of fixed assets                                       (23,495)               (13,998)
  Collection of related party notes receivable                    21,070                     --
                                                               ---------              ---------
     Net cash provided by (used in) investing activities          (2,425)                 8,211
                                                               ---------              ---------
Cash flows from financing activities:
  Proceeds from debt                                              38,363                  2,860
  Repayment of debt                                              (16,508)                    --
  Proceeds from additional paid-in capital                            --                 27,500
                                                               ---------              ---------
     Net cash provided by financing activities                    21,855                 30,360
                                                               ---------              ---------

Net decrease in cash and cash equivalents                        (95,480)                (6,396)
Cash and cash equivalents at beginning of period                 103,662                  7,641
                                                               ---------              ---------
Cash and cash equivalents at end of period                     $   8,182              $   1,245
                                                               =========              =========

Reconciliation of Net Loss to Net Cash Used in
 Operating Activities:
  Net Loss                                                     $ (90,381)             $ (12,193)

Adjustments to Reconcile Net Loss to Net Cash Used in
 Operating Activities:
  Depreciation/amortization                                       25,660                 13,030
  Accrued interest on related party loan                            (745)                    --
  Cash surrender value of life insurance                              77                     --
Changes in Operating Assets and Liabilities:
  Accounts receivable
    -trade                                                      (263,448)               (27,938)
  Inventory                                                           --                   (491)
  Accounts payable
    -trade                                                       129,507                 (6,679)
    -other                                                        16,168                  1,268
  Accrued expenses                                                59,271                (11,964)
  Deferred revenue                                                 8,981                     --
                                                               ---------              ---------

Net cash used in operating activities                          $(114,910)             $ (44,967)
                                                               =========              =========

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations for the three and six months ended March 31, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity of Rim.Com, Inc., and its wholly-owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) to common stockholders by the weighted average number of common shares outstanding for the period including assumed exercise of stock options except when the options are antidilutive.

3.   GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continuing operating losses.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

RESULTS OF OPERATION

QUARTER ENDING MARCH 31, 2001

     During the quarter ended March 31, 2001 the Company produced a net profit of $9,028 on revenues of $582,214, as compared to a net loss of $3,933 on revenues of $185,821 for the same quarter of the prior year. The Company's revenues in the quarter ended March 31, 2001 were $396,393 (213.3%) higher than the same quarter of the preceding year, primarily as a result of a 79.3% increase in service revenues and $248,975 of product sales which were not present in the prior year. These revenue increases were caused by the hiring of additional sales and technical employees during the prior quarter. The Company is hopeful that it will be able to generate even greater revenues in future quarters.

     The Company's gross profit in the quarter ended March 31, 2001 increased by $112,227 (140.5%) over the same quarter of the prior year. The Company's gross profit on its service revenues increased by $91,237 (114.2%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 51.3% and on its product revenues was 8.4% during the quarter ended March 31, 2001. During the same quarter of the prior year its gross margin on its service revenues was only 43.0%. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

     The Company's revenues increased by $256,314 (78.6%) over the prior quarter, primarily as a result of hiring several new people in the prior quarter. The Company is hopeful it can continue to increase its revenues in each quarter. However, an increase in revenues of 78.6% is not expected, because such an increase would require the Company hire 10 or more new employees which is not currently planned.

     The Company's general and administrative expense increased by $86,001 (91.9%) during the quarter ended March 31, 2001 in comparison to the same quarter of the prior year. This cost increase resulted primarily from: (i) additional office lease and general marketing costs incurred in the recent quarter; (ii) the addition of one new officer in April 2000 and two new salesmen and six new technicians in the prior quarter; and (iii) additional legal and accounting expenses incurred during the quarter as a result of becoming a "fully reporting company", in comparison to the prior year when the Company was not a "fully reporting company." The Company's general and administrative expense was reduced by $51,791 (22.4%) in the quarter ending March 31, 2001 over the prior quarter. The Company is hopeful of further reducing its overhead in the next quarter by reducing non-billable time of its technicians and management and cutting unnecessary costs. The Company will likely incur additional legal expenses through the third quarter of fiscal year 2001 as the Company attempts to list its common stock for trading.

     Interest expense increased by $381 during the quarter ended March 31, 2001 over the same quarter of the prior year, as a result of the increased debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

SIX MONTH PERIOD ENDING MARCH 31, 2001

     During the six month period ended March 31, 2001 the Company produced a net loss of $90,381 on revenues of $908,114, primarily as a result of increased general and administrative expenses, as compared to a net loss of $12,193 on revenues of $323,231 for the same period of the prior year. The Company's revenues in the six month period ended March 31, 2001 were $584,883 (180.9%) higher than the same period of the preceding year, primarily as a result of a 69.1% increase in service revenues and $361,470 of product sales which were not present in the prior year. These revenue increases were caused by the hiring of additional sales and technical employees during the first three months of the period. The Company is hopeful that it will be able to generate greater revenues in the future.

     The Company's gross profit in the six month period ended March 31, 2001 increased by $182,950 (126.4%) over the same period of the prior year. The Company's gross profit on its service revenues increased by $137,883 (95.3%) over the same period of the prior year. The Company's gross margin on its service revenues was 51.7% and on its product revenues was 12.4% during the six month period ended March 31, 2001. During the same period of the prior year its gross margin on its service revenues was only 44.8%. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

     The Company's general and administrative expense increased by $262,028 (175.9%) during the six month period ended March 31, 2001 in comparison to the same period of the prior year. This cost increase resulted primarily from: (i) additional office lease and general marketing costs incurred during the period;
(ii) the addition of one new officer, two new salesmen, and six new technicians in the period; and (iii) additional legal and accounting expenses incurred during the period as a result of becoming a "fully reporting company", in comparison to the prior year when the Company was not a "fully reporting company." The Company's general and administrative expense was reduced by $51,791 (22.4%) in the quarter ending March 31, 2001 over the prior quarter. The Company is hopeful of further reducing its overhead in the next quarter by reducing non-billable time of its technicians and management and cutting unnecessary costs. The Company will likely incur additional legal expenses through the third quarter of fiscal year 2001 as the Company attempts to list its common stock for trading.

     Interest expense increased by $1,792 during the six month period ended March 31, 2001 over the same period of the prior year, as a result of the increased debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

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

     The Company's cash flow has been adversely impacted by the increased sales level in the March 31, 2001 quarter because the cash flow produced will not be received by the Company until April or May 2001. In March 2001 the Company completed a project for $93,000 for a Fortune 5000 customer, but will not receive payment for that project until May 2001. Thus the Company's accounts receivable increased by $263,448 (368.7%) from September 30, 2000 to March 31, 2001. However, the Company's accounts receivable only increased by $135,718 from the prior quarter, while sales increased by $256,314 from the prior quarter. The Company believes without assurance that this level of accounts receivable will provide sufficient monthly liquidity for the Company's short-term.

     The Company's current liabilities increased by $261,220 (75.8%) from September 30, 2000 to March 31, 2001, primarily as a result of accrued legal and accounting expenses of approximately $70,000; increased accrued expenses of $59,271; and capital lease of $36,245. The Company's current liabilities only increased by $37,590 over the prior quarter while revenues increased by $256,314 over the prior quarter. The Company has already negotiated to pay some accrued legal and contract accounting expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve by June 30, 2001. However, the Company will be seeking working capital through equity or debt financing in the coming months.

     The Company's debt resources have been utilized for a total of $246,020, obtaining an additional $2,100 of credit card debt and an equipment loan of $24,935 during the six month period ended March 31, 2001. This debt is comprised of one bank loan, an equipment loan and several credit card loans. Rim.com is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at March 31, 2001. The bank debt of $80,825 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of May 10, 2001. During 2001 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

     Future acquisitions of the Company will be funded by using the Company's common stock. The Company does anticipate expending cash to expand the revenues of any business it may acquire in the future, so the Company may need to obtain additional funds for such expansion, as well as Rim.com's expansion, in the future. There is no assurance that the Company will be able to acquire any business in the future, since the Company has not yet completed any acquisitions.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 11 - Schedule of Computation of Earnings Per Share

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM.COM INC.



Date: March 14, 2001             By: /s/ Robert H. Korndorffer
     ---------------                ----------------------------------------
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