Form 10QSB
period 2001-06-30
RIM COM INC
filed 2001-08-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - June 30, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 5,009,823

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  RIM.COM INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                                                            Page
                                                                            ----
PART I

      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       8

PART II

      Item 1.  Legal Proceedings                                              10

      Item 2.  Changes in Securities                                         N/A

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                    11

ITEM 1. FINANCIAL STATEMENTS

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                                     ASSETS

                                                    June 30,       September 30,
                                                     2001              2000
                                                   ---------        ---------
                                                  (Unaudited)
Assets:
Current Assets:
  Cash and cash equivalents                        $      --        $ 103,662
  Accounts receivable - trade, net                   248,041           71,463
  Inventory                                            2,250            2,250
                                                   ---------        ---------

       Total Current Assets                          250,291          177,375
                                                   ---------        ---------
Property and equipment
  Furniture and fixtures                               1,995            1,995
  Computer equipment                                  23,939           10,718
  Computer system                                    142,548           77,520
  Copying equipment                                      807              807
  Office equipment                                     7,134            7,134
                                                   ---------        ---------

                                                     176,423           98,174

       Less: accumulated depreciation                (78,498)         (41,924)
                                                   ---------        ---------
                                                      97,925           56,250
                                                   ---------        ---------
Other Assets:
  Licenses, net                                       15,000           18,000
  Cash surrender value of life insurance, net            554            9,303
  Deferred offering costs                              5,731               --
  Deposits                                             1,910               --
  Notes receivable - related party                    22,402           52,220
                                                   ---------        ---------

                                                      45,597           79,523
                                                   ---------        ---------

       Total Assets                                $ 393,813        $ 313,148
                                                   =========        =========

                          RIM.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        June 30,       September 30,
                                                                          2001              2000
                                                                       ---------         ---------
                                                                      (Unaudited)
Current Liabilities:
  Notes Payable                                                        $  94,408         $  80,825
  Obligations under capital leases                                        23,175                --
  Bank overdraft                                                             936                --
  Accounts payable
    - trade                                                              276,528           167,300
    - other                                                                7,170            45,000
  Accrued expenses                                                       104,544            28,601
  Deferred revenues                                                        8,413            22,823
                                                                       ---------         ---------

       Total Current Liabilities                                         515,174           344,549

Notes Payable                                                             12,563                --
                                                                       ---------         ---------

       Total Liabilities                                                 527,737           344,549
                                                                       ---------         ---------
Stockholders' Equity (Deficit):
  Common Stock - $.001 par value; 20,000,000 shares authorized,
   5,009,823 shares outstanding at June 30, 2001; 4,734,171
   outstanding at September 30, 2000                                       5,010             4,734
  Preferred Stock - 10,000,000 shares authorized no shares issued
   or outstanding as of June 30, 2001                                         --                --
  Additional Paid-in Capital                                             369,788           279,179
  Accumulated deficit                                                   (508,722)         (315,314)
                                                                       ---------         ---------
       Total Stockholders' Equity (Deficit)                             (133,924)          (31,401)
                                                                       ---------         ---------
       Total Liabilities and Stockholders' Equity                      $ 393,813         $ 313,148
                                                                       =========         =========

                          RIM.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                               Nine Months Ended June 30,      Three Months Ended June 30,
                                               --------------------------      ---------------------------
                                                   2001           2000             2001           2000
                                               -----------    -----------      -----------     -----------
                                                      (Unaudited)                      (Unaudited)
REVENUES
  Services                                     $   812,866    $   344,908      $   266,222    $    78,064
  Products                                         532,426        101,378          170,956         44,991
                                               -----------    -----------      -----------    -----------
                                                 1,345,292        446,286          437,178        123,055
COST OF REVENUES
  Services                                     $   416,147    $   181,595      $   152,110    $    48,234
  Products                                         476,084         74,656          159,681         29,510
                                               -----------    -----------      -----------    -----------
                                                   892,231        256,251          311,791         77,744
                                               -----------    -----------      -----------    -----------
Gross Profit                                       453,061        190,035          125,387         45,311
General and Administrative Expenses                634,396        228,634          223,363         79,629
                                               -----------    -----------      -----------    -----------
Income (Loss) from Operations                     (181,335)       (38,599)         (97,976)       (34,318)
                                               -----------    -----------      -----------    -----------
OTHER INCOME/(EXPENSE):
  Interest Income                                    2,781            135              514            135
  Interest Expense                                 (15,451)       (26,955)          (5,747)       (19,043)
  Other Income                                         597             --              182             --
                                               -----------    -----------      -----------    -----------
                                                   (12,073)       (26,820)          (5,051)       (18,908)
                                               -----------    -----------      -----------    -----------
Net Income/(Loss) available to common
 shareholders                                  $  (193,408)   $   (65,419)     $  (103,027)   $   (53,226)
                                               -----------    -----------      -----------    -----------
Basic Loss per share (Note 2)                  $     (0.04)   $     (0.02)     $     (0.02)   $     (0.02)
                                               ===========    ===========      ===========    ===========
Weighted Average Common Shares                   4,743,258      3,500,000        4,761,433      3,500,000
                                               ===========    ===========      ===========    ===========

                          RIM.COM, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001

                                                                                                          Stock
                                                      Common Stock          Additional    Retained        Holders'
                                                -----------------------      Paid-in      Earnings        Equity
                                                  Shares        Amount       Capital      (Deficit)      (Deficit)
                                                ---------     ---------     ---------     ---------      ---------
Balance at September 30, 2000                   4,734,171     $   4,734     $ 279,179     $(315,314)     $ (31,401)
Stock issued for services                         275,652           276        90,609                       90,885
Net Loss for the nine months ended
 June 30, 2001 (Unaudited)                             --            --            --      (193,408)      (193,408)
                                                ---------     ---------     ---------     ---------      ---------

Balance at June 30, 2001 (Unaudited)            5,009,823     $   5,010     $ 369,788     $(508,722)     $(133,924)
                                                =========     =========     =========     =========      =========

                          RIM.COM, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $(103,027)      $ (53,226)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation/amortization                                           13,914           8,171
   Stock issued for services                                           90,885              --
   Accrued interest on related party loan                                 454              --
   Cash surrender value of life insurance-non cash                      1,384            (858)
 Changes in Assets and Liabilities:
   Accounts receivable
     - trade                                                           86,870          14,253
   Refundable deposits                                                 (1,910)             --
   Inventory                                                               --          (1,479)
   Bank overdraft                                                         936              --
   Accounts payable
     - trade                                                          (20,279)         91,427
     - other                                                          (59,729)          1,651
   Accrued expenses                                                    16,672          11,390
   Deferred revenue                                                   (23,391)         17,050
                                                                    ---------       ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,779          88,379
                                                                    ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of loan receivable                                           --           2,161
   Purchase of fixed assets                                            (2,001)        (34,897)
   Collection of related party notes receivable                         9,039              --
   Purchase of licenses                                                    --         (20,000)
                                                                    ---------       ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              7,038         (52,736)
                                                                    ---------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                   6,572          17,380
   Repayment of debt                                                  (24,571)             --
   Proceeds from additional paid-in capital                                --         235,487
                                                                    ---------       ---------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (17,999)        252,867
                                                                    ---------       ---------

Net change in cash and cash equivalents                                 8,182         288,510

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        8,182           1,245
                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      --       $ 289,755
                                                                    =========       =========

                          RIM.COM, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                   Nine Months Ended June 30,
                                                                   --------------------------
                                                                      2001             2000
                                                                   ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                        $(193,408)       $ (65,419)
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation/amortization                                          39,574           21,201
   Stock issued for services                                          90,885               --
   Accrued interest on related party loan                               (291)              --
   Cash surrender value of life insurance-non cash                     1,461             (858)
 Changes in Assets and Liabilities:
   Accounts receivable
     - trade                                                        (176,578)         (13,685)
   Refundable deposits                                                (1,910)              --
   Inventory                                                              --           (1,970)
   Bank overdraft                                                        936               --
   Accounts payable
     - trade                                                         109,228           84,748
     - other                                                         (43,561)           2,919
   Accrued expenses                                                   75,943             (574)
   Deferred revenue                                                  (14,410)          17,050
                                                                   ---------        ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (112,131)          43,412
                                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of loan receivable                                          --           24,370
   Purchase of fixed assets                                          (25,496)         (48,895)
   Collection of related party notes receivable                       30,109               --
   Purchase of licenses                                                   --          (20,000)
                                                                   ---------        ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             4,613          (44,525)
                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                 44,935           20,240
   Repayment of debt                                                 (41,079)              --
   Proceeds from additional paid-in capital                               --          262,987
                                                                   ---------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,856          283,227
                                                                   ---------        ---------

Net change in cash and cash equivalents                             (103,662)         282,114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     103,662            7,641
                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      --        $ 289,755
                                                                   =========        =========

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the three and nine months ended June 30, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity (deficit) of Rim.Com, Inc., and its wholly-owned subsidiary. All material intercompany transactions, accounts and balances have been eliminated.

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

2. BASIC LOSS PER SHARE:

For the nine month period ending June 30, 2001, basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are not presented, as their affect is antidilutive.

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

4. PENDING ACCOUNTING PRONOUNCEMENTS:

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

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

RESULTS OF OPERATION

QUARTER ENDING JUNE 30, 2001

     During the quarter ended June 30, 2001 the Company produced a net loss of $103,027 on revenues of $437,178, as compared to a net loss of $53,226 on revenues of $123,055 for the same quarter of the prior year. The Company's revenues in the quarter ended June 30, 2001 were $314,123 (255.3%) higher than 241.0% the same quarter of the preceding year, primarily as a result of a 241.0% increase in service revenues and a 280.0% increase in product revenues over the prior year. These revenue increases were caused by the hiring on additional sales and technical employees during the first quarter of the fiscal year. The Company is hopeful that it will be able to generate greater revenues in future quarters in order to return to profitability.

     The Company's gross profit in the quarter ended June 30, 2001 increased by $80,076 (176.7%) over the same quarter of the prior year. The Company's gross profit on its service revenues increased by $84,282 (282.5%) over the same quarter of the prior year. The Company's gross profit on its product revenues decreased by $4,206 (27.2%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 42.9% and on its product revenues was 6.6% during the quarter ended June 30, 2001. During the same quarter of the prior year its gross margin on its service revenues was 38.2%, but its gross margin was 34.4% on its product revenues during the prior year. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

     The Company's revenues decreased by $145,036 (24.9%) over the prior quarter in fiscal 2001; primarily as a result of recessionary resistance of customers during the quarter. The Company is hopeful, without assurance, it can increase its revenues in the next quarter to the level of the previous quarter.

     The Company's general and administrative expense increased by $143,734 (180.5%) during the quarter ended June 30, 2001 in comparison to the same quarter of the prior year. This cost increase resulted primarily from: (i) additional office lease and general marketing costs incurred; (ii) the addition of two new salesmen and six new technicians in the second quarter of fiscal 2001; and (iii) additional legal and accounting expenses incurred during the quarter as a result of becoming a "fully reporting company", in comparison to the prior year when the Company was not a "fully reporting company." The Company's general and administrative expense increased by $43,742 (24.4%) in the quarter ending June 30, 2001 over the prior quarter. The Company is hopeful of reducing its overhead in the next quarter by reducing non-billable time of management and cutting unnecessary costs.

     Interest expense decreased by $13,296 during the quarter ended June 30, 2001 over the same quarter of the prior year. The Company is hopeful its debt can be reduced substantially in the future from internally generated cash flow. The Company is also hoping to consolidate their credit card debt into a debt with a lower interest rate.

NINE MONTH PERIOD ENDING JUNE 30, 2001

     During the nine month period ended June 30, 2001 the Company produced a net loss of $193,408 on revenues of $1,345,292, primarily as a result of increased general and administrative expenses and reduced revenues in the last quarter, as compared to a net loss of $65,419 on revenues of $446,286 for the same period of the prior year. The Company's revenues in the nine month period ended June 30, 2001 were $899,006 (201.4%) higher than the same period of the preceding year, primarily as a result of a 425.2% increase in product revenues and a 135.7% increase in service revenues over the prior year. These revenue increases were caused by the hiring additional sales and technical employees during the first quarter of the fiscal year. The Company is hopeful that it will be able to generate greater revenues in the future in order to return to profitability.

     The Company's gross profit in the nine month period ended June 30, 2001 increased by $263,026 (138.4%) over the same period of the prior year. The Company's gross profit on its service revenues increased by $233,406 (142.9%) over the same period of the prior year. The Company's gross profit on its product revenues increased by $29,620 (110.8%) over the same period of the prior year. The Company's gross margin on its service revenues was 48.8% and on its product revenues was 10.6% during the nine month period ended June 30, 2001. During the same period of the prior year its gross margin on its service revenues was only 47.4%, but its gross margin on its product revenues was 26.4%. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

     The Company's general and administrative expense increased by $405,762 (177.5%) during the nine month period ended June 30, 2001 in comparison to the same period of the prior year. This cost increase resulted primarily from: (i) additional office lease and general marketing costs; (ii) the addition of two new salesmen and six new technicians in the first quarter of the fiscal year; and (iii) additional legal and accounting expenses incurred during the quarter as a result of becoming a "fully reporting company", in comparison to the prior year when the Company was not a "fully reporting company." The Company is hopeful of reducing its overhead in the next quarter by reducing non-billable time of its management and cutting unnecessary costs.

     Interest expense decreased by $11,504 during the nine month period ended June 30, 2001 over the same period of the prior year. The Company is hopeful its debt can be reduced substantially in the future from internally generated cash flow. The Company is also hoping to consolidate its credit card debt into a debt with a lower interest rate.

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

     The Company's cash flow has been adversely impacted by the increased sales level in the second fiscal quarter because accounts receivable increased, but the Company's collections were subsequently adversely impacted by the recessionary environment. Thus, the Company's accounts receivable increased by $176,578 (247.1%) from September 30, 2000 to June 30, 2001. However, the
Company's accounts receivable decreased by $86,870 from the prior quarter. The Company believes, without assurance, that this level of accounts receivable will provide sufficient monthly liquidity for the Company's short-term future.

     The Company's current liabilities increased by $169,689 (49.2%) from September 30, 2000 to June 30, 2001, primarily as a result of accrued accounting expenses of approximately $30,000; increased accrued expenses of $75,943 and increased trade accounts payable of $109,228; and a capital lease of $36,244. The Company's current liabilities actually decreased by $91,531 over the prior quarter. Therefore, the Company anticipates its accounts payable situation to continue to improve through year end 2001. However, the Company will be seeking working capital through equity or debt financing in the coming months.

     The Company's debt resources have been utilized for a total of $246,020, with Rimmer obtaining an additional $2,100 of credit card debt and an equipment loan of $24,935 during the nine month period ended June 30, 2001. This debt is comprised of one bank loan, an equipment loan and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at June 30, 2001. The bank debt of $73,086 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of August 10, 2001. In the coming months the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM.COM INC.



Date: August 10, 2001            By: /s/ Christina M. Strauch
                                    -----------------------------------------
                                     Christina M. Strauch, Chairman
                                     (Chief Executive Officer)



                                 By: /s/ Merlin W. Gunderson
                                     ----------------------------------------
                                     Merlin W. Gunderson, Treasurer
                                     (Chief Financial and Accounting Officer)