Form 10KSB40
period 2001-09-30
RIM COM INC
filed 2001-12-28
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2001

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
   Common Stock                                          None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 1,747,539

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. $765,052 at $.30 per share as of December 26, 2001

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. 5,170,172 at December 26, 2001

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                  RIM.COM INC.

                                   FORM 10-KSB

                                                                            PAGE
                                                                            ----

PART I

   Item 1. Description of Business ........................................    1

   Item 2. Description of Property ........................................    7

   Item 4. Security Ownership of Certain Beneficial Owners and Management .    7

   Item 5. Directors, Executive Officers, Promoters and Control Persons ...    9

   Item 6. Executive Compensation .........................................   11

   Item 7. Certain Relationships and Related Transactions .................   12

   Item 8. Description of Securities ......................................   12

PART II

   Item 1. Market Price of and Dividends on Registrant's Common Equity and
           Other Shareholder Matters ......................................   14

   Item 2. Legal Proceedings ..............................................   14

   Item 3. Changes In and Disagreements with Accountants ..................   14

   Item 4. Recent Sales of Unregistered Securities ........................   14

   Item 5. Indemnification of Directors and Officers ......................   15

PART F/S

   Financial Statements ...................................................   16

PART IV

   Item 1. Index to Exhibits ..............................................   30

SIGNATURES ................................................................   31

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

RIMMER COMPUTER

Rimmer Computer, Inc. ("Rimmer") was started on March 1, 1987. The business started out as a brokerage computer hardware company - buying, selling, and leasing computer equipment specializing in IBM 3270 terminals or compatibles. By 1990 Rimmer began to do network consulting helping small business set up and use networked PC's. This line of business continued to grow, initial growth being in large part supported by a large project management contract with the Arizona Department of Transportation. As networking systems became more common, Rimmer became approved as a Novell technical service provider, and Rimmer's target customer group became larger businesses. Today Rimmer, as a company, is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employs ten people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers are currently located in the Phoenix, Arizona area. None of Rimmer's customers accounts for more than 10% of its annual revenues.

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

During fiscal year 2001 Rimmer served approximately 110 different customers, most of which it anticipates serving in fiscal year 2002.

Rimmer executes a one-page engagement agreement with each of its customers. In this agreement Rimmer offers the customer its full line of services, including computer and network support, troubleshooting, repair, training, planning, technical advice, installation of new hardware/software, upgrades to existing hardware/software and other tasks as required or requested by the customer. Rimmer bills each customer monthly. Regularly scheduled service is billed in one-half day increments and unscheduled on-site service is billed at a two-hour minimum. Service provided over the telephone to a customer is billed at a minimum of one-quarter hour. Rimmer's customer engagement agreement provides for an annual interest charge of 18% to be paid on services not paid within 30 days of billing. Rimmer's customer engagement agreement warrants that Rimmer's customer service will be performed in a professional manner, but disclaims any other warranties on the services it provides or the products it installs. From each new customer Rimmer currently attempts to obtain an advance on the first month's bill equal to one week of service.

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

The Company believes most of the one-man companies in the industry are technology oriented with little or no marketing skills. In contrast, Ms. Strauch, the Company's Chairman, has sales and marketing experience in the computer industry. The Company believes it will have a marketing advantage over the one-man companies.

The Company believes most of its competitors who are a similar size are service companies that merely "fix" the customer's computer system when it breaks down, instead of providing the customers with a system that meets their continuing needs. The Company believes some larger competitors limit their service to specific one-time projects, such as installing a new network or a new software application throughout the entire network. These competitors focus on making the one-time sale instead of serving the customers needs on a continuing basis. Rimmer believes its approach of providing its customers with long-term computer system stability and performance is superior to its competitors.

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

EMPLOYEES

At December 26, 2001 Rimmer employed 6 systems engineers, two salesmen, one administrative/accountant, in addition to management. Rimmer has no plans for additional hirings at this time, except those made through acquisitions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing for one year approximately 1,200 square feet of space at its principal offices at a monthly rent of approximately $1,212 plus tax. This site is suitable for the current operations. No difficulty is seen in acquiring additional space in the same general area as it is needed in the future.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings involving any matter other than normal service contract disputes against the Company pending or threatened at December 26, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's shareholders during the 2001 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The Company's common stock was not actively traded during fiscal year 2001. During the period from October 3, 2001 through December 26, 2001 the Company's common stock was traded under the symbol "RIMI" on the OTC/Bulletin Board at a high and low bid price of $.80 and $.22 per share, respectively; and a high and low asked price of $.90 and $.34 per share, respectively. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

HOLDERS. As of December 26, 2001 the Company had 41 stockholders of record, including on nominee for stock brokerage firms holding the shares in "street name".

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

In July 2001 the Company issued 10,000 restricted shares to each of two employees as a performance bonus. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Act.

All other shares issued by the Company during 2001 fiscal year were registered with the SEC on Form S-8.

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

RESULTS OF OPERATION

YEAR ENDING SEPTEMBER 30, 2001

During the year ended September 30, 2000 the Company produced a net loss of $382,811 on revenues of $1,747,539, as compared to a net loss of $278,524 on revenues of $667,395 for the prior year. The Company's revenues in the year ended September 30, 2001 were $1,076,346 more than the preceding year. This revenue increase resulted from a $458,371 increase in hardware/software sales and service revenues increasing in the 2001 year by $617,975 over the prior year.

The Company's gross profit in the year ended September 30, 2001 increased by $337,108 over the prior year on revenues of $1,076,346 more. The Company plans on continuing to emphasize the sale of the more profitable network design and installation services.

The Company's gross profit margin on its service revenues increased to 46.7% in 2001 as compared to 20.4% in 2000 as a result of increased billing rates and marketing more profitable projects in 2001. The Company's gross profit margin on its hardware/software sales decreased to 7.7% in 2001 as compared to 40.3% in 2000, primarily as a result of price competition incurred in 2001. The Company will continued to market more profitable projects to customers and de-emphasize hardware/software sales which have a lower profit margin.

Rimmer's general and administrative expense increased by $372,731 during the year ended September 30, 2001 in comparison to the prior year. This cost increase resulted primarily from: (i) an increase in depreciation expense of $49,438 over the prior year; (ii) increased legal and accounting expenses incurred as a result of becoming a "fully reporting company" in June 2001; and
(iii) increased marketing expenses in 2001.

Interest expense decreased by $7,804 during the year ended September 30, 2001 over the prior year, as a result of the average interest rate on the credit card debt decreasing in 2001. The Company is hopeful this debt can be reduced substantially in the next year from internally generated cash flow. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

In 2001 the Company incurred a bad debt expense of $62,142 and a license write-off for $14,000, as a result of recessionary forces and Company retraction in certain market segments. The Company does not expect any additional bad debt expenses or write-offs in the future.

YEAR ENDED SEPTEMBER 30, 2000

During the year ended September 30, 2000 the Company produced a net loss of $268,691 on revenues of $667,395, as compared to a net loss of $72,140 on revenues of $851,207 for the prior year. The Company's revenues in the year ended September 30, 2000 were $183,812 less than the preceding year. This revenue reduction resulted from a $72,814 decrease in hardware/software sales and service revenues decreasing in the 2000 year by $110,998 over the prior year.

The Company's gross profit in the year ended September 30, 2000 decreased by only $40,201 over the prior year on revenues of $183,812 less. The Company plans on continuing the de-emphasis of hardware/software sales unless such sales provide the same high profit margin as consulting services. The Company's cost of goods sold in the year ended September 30, 2000 was $143,611 less than the prior year. This cost decrease resulted primarily from $143,611 less hardware/software sale costs during the year 2000.

Rimmer's general and administrative expense increased by $135,844 during the year ended September 30, 2000 in comparison to the prior year. This cost increase resulted primarily from: (i) an increase in depreciation expense of $23,688 over the prior year; (ii) the addition of two new officers's salaries of $39,000 in year 2000; and (iii) additional legal and accounting expenses incurred as a result of attempting to become a "fully reporting company." The Company will likely incur additional legal expenses in fiscal year 2001 as the Company attempts to list its common stock for trading.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000 the Company obtained additional gross proceeds of $286,750 of capital from its two stock offerings. These funds provided working capital for Company growth through approximately December 31, 2000. Since June 30, 2001 the Company has attempted, without success, to secure additional equity or debt financing to sustain additional growth. The Company's growth in revenues in 2001 has substantially depleted the Company's working capital. If the Company is unable to acquire additional working capital in the near future, the viability and liquidity of the Company will be jeopardized. There is no assurance the Company will be able to secure additional financing if needed in the future, because the Company does not have any commitment for such financing at this time.

The Company's cash flow was adversely impacted by the hiring of eight additional employees in November 2000, because the cash flow produced from their additional sales was not received by the Company until January or February 2001. The Company will only be able to hire additional employees in the near future when the Company has sufficient working capital to pay the new employees salaries for the estimated time period during which their billed services are not collected from the customer.

The Company's current liabilities increased by $289,770 (84.1%) from the prior year, primarily as a result of increased accrued accounting and legal expenses of approximately $75,700; increased accrued expenses of $124,571; increased trade accounts payable of $57,280; a capital lease of $36,244; and, an increase in deferred revenues of $83,530. The Company has arranged for some of its accrued accounting and legal expenses to be paid with Company stock and the rest to be paid on an installment basis in 2002. Since the deferred revenues amount does not involve future cash expenditures, the Company is confident that the maturation of its accounts receivable will provide sufficient working capital for the short-term. However, the Company is currently seeking working capital through equity or debt financing.

The Company's debt resources have been utilized for a total of $125,825, with Rimmer securing additional credit card debt in the amount of $15,378 during the year ended September 30, 2001. This debt is comprised of one bank loan, three notes payable, and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.9% on the credit card debt at September 30, 2001. The bank debt of $73,586 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of December 26, 2001. During the coming year the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS

On December 10, 2001 the Board of Directors of Company approved the dismissal of Semple & Cooper, LP ("Semple & Cooper") and the engagement of Gary Hirth ("Hirth"), as the Company's certifying accountant.

Semple & Cooper had been the Company's certifying accountant for the prior two years. During the past two years Semple & Cooper's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding the Company's "ability to continue as a going concern." The Company had no disagreements with Semple & Cooper during the past two years and any subsequent interim period preceding the date of dismissal on December 10, 2001 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semple & Cooper, would have caused it to make reference to the subject matter of the disagreements n connection with its reports.

The Company did not consult with Hirth prior to his engagement regarding the application of any accounting principles or any type of audit opinion that might be rendered by him.

The Company made the contents of its December 10, 2001 Form 8-K filing with the SEC available to Hirth and Semple & Cooper and requested each of them to furnish a letter to the Securities and Exchange Commission as to whether each agrees or disagrees with, or wishes to clarify the Company's expression of their views. A copy of Semple & Cooper's letter to the SEC was included as an exhibit to an amended filing on December 26, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, officers and key employees of the Company are as follows:

     Name and Address                    Age        Position
     ----------------                    ---        --------
     Christina M. Strauch                47         Director and Chairman
     7579 E. Main St., Suite 600
     Scottsdale, AZ 85251

     Robert H. Korndorffer               67         Director and
     7579 E. Main St., Suite 600                    Vice President
     Scottsdale, AZ 85251

     Bruce M. King                       48         Director and
     7579 E. Main St., Suite 600                    Vice President
     Scottsdale, AZ 85251

     Merlin W. Gunderson                 79         Director and
     7579 E. Main St., Suite 600                    Secretary/Treasurer
     Scottsdale, AZ 85251

CHRISTINA M. STRAUCH became a Director and Vice President - Marketing of the Company on April 6, 2000. She was President from July 5, 2000 until May 1, 2001 when she became Chairman. Ms. Strauch has been a principal shareholder and officer of Rimmer Computer Inc. since April 1990 and is currently President and Secretary of Rimmer. She was awarded an MBA in finance and marketing from UCLA in 1981, and worked for IBM in technical sales for five and a half years. After that she worked in commercial real estate for two years, then returned to the technology sector in 1989 with Rimmer Computer, Inc. She is a certified Novell sales professional and a certified Cisco salesperson. She is also currently an adjunct faculty member in the Business and Technology division of Scottsdale and Gateway Community Colleges.

ROBERT H. KORNDORFFER became a Director and President of the Company on April 6, 2000. He was Chairman of the Company from July 5, 2000 until May 1, 2001 when he became Vice President. Mr. Korndorffer has been a principal shareholder and officer of Rimmer Computer Inc. since its formation in 1987 and was formerly President of Rimmer. He has a BS in Chemical Engineering from the University of Mississippi (1956). He redirected his interest in computers in the chemical industry when he left in 1965 to work for IBM as a data processing sales representative for 13 years and for the ITT Corporation for five years. After starting Rimmer Computer, Mr. Korndorffer has continued his technical education in various curricula such as becoming a Certified NetWare Engineer for the Novell Corporation.

BRUCE M. KING became a Director and Chairman of the Company on April 6, 2000. On July 5, 2000 he resigned as Chairman of the Company and became Vice President. Mr. King has a Master in Business Administration and Administrative Management from Bowie State University (1995) and a Masters in Spanish from Middlebury College (1984). From June 1995 until September 1997, Mr. King served as chief financial officer for King's Onion House, Inc., a produce distributor in Phoenix, Arizona. From September 1997 to present Mr. King has been the majority shareholder and President of Commerce General, Inc., a management consulting company in Mesa, Arizona. Previously Mr. King had a twenty-year career as a professional military officer, which included experience in business management and international relations.

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

ITEM 10. EXECUTIVE COMPENSATION

Rimmer has employment contracts with Ms. Strauch and Mr. Korndorffer. The contracts with Ms. Strauch and Mr. Korndorffer end April 30, 2002. These employment agreements provide for no severance arrangements with these officers. These employment agreements prohibit these officers from being engaged in or involved with any competitive or similar business within 100 miles of Scottsdale, Arizona for a period of four years. These employment agreements also prohibit these officers from disclosing any information relating to Rimmer's business to third parties.

The current annual  salaries of the Company's  current  officers are as follows:
Ms. Strauch - $60,000; Mr. Korndorffer - $36,000; and Mr. Gunderson - $18,000. The employment agreement contract with Mr. Korndorffer provides that the salary of Ms. Strauch may not be increased until the Company's debts on which Mr. Korndorffer is primarily or secondarily liable have been paid in full.

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

The compensation of the Company's chief executive officer and each other executive officer who received more than $100,000 as of year end at September 30, 2001 and 2000 is set forth in the table below.

                                       Annual Compensation                    Long Term Compensation
                                                                       -----------------------------------
                                                                                Awards             Payouts
                          -------------------------------------------  ------------------------    -------
                                                            Other      Restricted    Securities
      Name and                                              Annual        Stock      Underlying     LTIP      All Other
     Principal                                           Compensation    Award(s)     Options/     Payouts   Compensation
      Position            Year   Salary($)   Bonus ($)        ($)          ($)         SARs (#)      ($)          ($)
      --------            ----   ---------   ---------   ------------  ----------    ----------    -------   ------------
Christina M. Strauch      2001    60,000         --           --           --                0        --           --
                          2000    60,000         --           --           --          500,000        --           --

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2001 fiscal year to the Company's chief executive officer and each other executive officer who received more than $100,000 in compensation.

                          Number of       % of Total
                          Securities     Options/SARs
                          Underlying      Granted to      Exercise or
                         Options/SARs    Employees in     Base Price     Expiration
        Name             Granted (#)     Fiscal Year        ($/Sh)          Date
---------------------    ------------    ------------     -----------    ----------
Christina M. Strauch          0               0               $0            N/A

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at 2001 year-end for the Company's chief executive officer and each other officer who received more than $100,000 in compensation.

                                                      Number of
                          Shares                      Securities           Value of
                         Acquired                     Underlying         Unexercised
                            on          Value        Unexercised         In-the-Money
                         Exercise     Realized     Options/SARs at     Options/SARs at
        Name                (#)          ($)          FY-End (#)          FY-End ($)
---------------------    ---------    --------     ---------------     ---------------
Christina M. Strauch        --           --           500,000/0           --/--(1)

----------
(1) Since the Company's stock did not trade at September 30, 2001, it is not known whether these options are "in the money."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 26, 2001 there were 5,170,171 shares of Company common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned and which could be purchased in the next 60 days, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Company's total outstanding common stock shares.

                                                Number of           Percent of
       Name of Owner                            Shares(1)           Outstanding
       -------------                            ---------           -----------
Christina M. Strauch (2)(3)                     1,543,700              29.6%
Robert H. Korndorffer (2)(4)                      576,300              11.1%
Bruce M. King (2)(5)                              250,000               4.8%
Merlin W. Gunderson (2)(6)                        250,000               4.8%
Officers and Directors, as
  a Group (4 people) (7)                        2,620,000              50.7%
James R. Korndorffer (8)
416 Kenilworth Ave.
Gulf Breeze, FL 32561                             401,000               7.8%
Michael K. Hair (9)
7407 E. Ironwood Ct.
Scottsdale, AZ 85258                              414,815               8.0%

----------
(1)  Represents shares in which the individual has a beneficial interest.
(2) The address of this person is 7579 E. Main Street, Suite 600, Scottsdale, AZ 85251.
(3) Includes 550,000 shares owned by Mr. Robert H. Korndorffer and placed in a voting trust, for which Ms. Strauch is the trustee. This voting trust agreement is effective as long as Ms. Strauch is employed by the Company through October 1, 2002, but only for the election of Company Directors. This percentage has not been adjusted for the potential exercise of Ms. Strauch's 500,000 stock options which are now exercisable. In the event Ms. Strauch exercises those options, she could vote 2,043,700 shares, which would be 36.0% of the shares then outstanding. (See "Management - Compensation.")
(4) Excludes 550,000 shares placed into the Voting trust (see note 3 above). This percentage has not been adjusted for the potential exercise of Mr. Korndorffer's 500,000 stock options which are now exercisable. In the event Mr. Korndorffer exercises those options, he could vote 1,076,300 shares, which would be 19.0% of the shares then outstanding. (See "Management - Compensation.")
(5) Represents 250,000 shares held in the name of Commerce General, Inc. of which Mr. King is President, a Director and the majority shareholder, but excludes 200,000 shares which may now be exercised at $.30 per share. In the event Mr. King exercises those options, he would own 450,000 shares, which would be 8.4% of the shares then outstanding.(See "Management - Compensation.")
(6) Represents shares held in the name of a trust of which Mr. Gunderson is a beneficiary. This percentage has not been adjusted for the potential exercise of Mr. Gunderson's 250,000 stock options which are now exercisable. In the event Mr. Gunderson exercises those options, he would own 500,000 shares, which would be 9.2% of the shares then outstanding. (See "Management - Compensation.")
(7) This percentage has not been adjusted for the potential exercise of management's 1,450,000 stock options which are now exercisable at $.30 per share. In the event management exercises all of those options, management would own 4,070,000 shares, which would be 61.5% of the shares then outstanding. (See "Management - Compensation.")
(8)  James R. Korndorffer is the brother of the Company's Chairman.

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

(b) On December 14, 2001 the Company filed Form 8-K with the SEC concerning its change of certifying accountant (Item 4 of Form 8-K).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 28, 2001 by the undersigned, thereunto authorized.

                                       RIM.COM INC.

                                       By: /s/ Christina M. Strauch
                                           -------------------------------------
                                           Christina M. Strauch, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.


/s/ Christina M. Strauch       Chairman (Chief          Dated: December 28, 2001
----------------------------   Executive Officer)
Christina M. Strauch


/s/ Robert H. Korndorffer      Vice President
----------------------------   Director                 Dated: December 28, 2001
Robert H. Korndorffer


                               Vice President
----------------------------   Director                 Dated:
Bruce M. King


/s/ Merlin W. Gunderson        Secretary/Treasurer      Dated: December 28, 2001
----------------------------   (Chief Financial
Merlin W. Gunderson            Officer), Director

                              FINANCIAL STATEMENTS

                                  RIM.COM INC.

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2001 AND 2000

                                                                            PAGE
                                                                            ----

Independent Auditors' Report ..............................................  F-2

Balance Sheets September 30, 2001 and 2000 ................................  F-3

Statements of Operations for the Years Ended
  September 30, 2001 and 2000 .............................................  F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended
  September 30, 2001 and 2000 .............................................  F-6

Statements of Cash Flows for the Years Ended September 30, 2001
  and 2000 ................................................................  F-7

Notes to Financial Statements .............................................  F-9

December 27, 2001


The Board of Directors
Rim.Com Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Rim.Com Inc. and Subsidiary as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity(deficit), and cash flows for the years the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rim.Com
Inc. and Subsidiary as of as of September 30, 2000, were audited by other certifying accountants whose report dated November 21, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim.Com Inc. and Subsidiary as of September 30, 2001 and the results of its operations, changes in stockholders' equity(deficit), and its cash flows for the years ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital and a deficit stockholders' equity. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phoenix, Arizona
December 27, 2001

                           RIM.COM INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                                     ASSETS

                                                               2001       2000
                                                             --------   --------
CURRENT ASSETS

  Cash and Cash Equivalents                                  $ 18,961   $103,662
  Accounts Receivable-Trade, Net of allowance for doubtful
    accounts of $ 62,143 as of September 30, 2001             187,265     71,463
  Inventory                                                        --      2,250
  Other Current Assets                                            424         --
                                                             --------   --------

          TOTAL CURRENT ASSETS                               $206,650   $177,375

Property and Equipment-Net (Note 1)                            85,061     56,250

OTHER ASSETS

  Licenses-Net                                                     --     18,000
  Deferred Offering Costs                                      13,229         --
  Deposits                                                      1,910         --
  Cash Surrender Value of Life Insurance                        1,131      9,303
  Note Receivable-Related Party                                20,323     52,220
                                                             --------   --------

                                                             $328,304   $313,148
                                                             ========   ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                           RIM.COM INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          2001          2000
                                                        ---------     ---------
CURRENT LIABILITIES

  Current Portion of Notes Payable                      $  73,586     $  80,825
  Capital Leases Obligations                               31,628            --
  Accounts Payable
     -Trade                                               209,202       167,300
     -Other                                                60,378        45,000
  Accrued Expenses                                        153,172        28,601
  Deferred Revenues                                       106,353        22,823
                                                        ---------     ---------

          TOTAL CURRENT LIABILITIES                     $ 634,319     $ 344,549

Capital Lease Obligations, Less Current Portion             6,708            --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding
  Common Stock, .001 par value
    20,000,000 shares authorized; 5,123,939 and
    4,734,171 outstanding at September 30, 2001
    and 2000, respectively                                  5,124         4,734
  Additional Paid In Capital                              380,278       279,179
  Accumulated Deficit                                    (698,125)     (315,314)
                                                        ---------     ---------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (312,723)      (31,401)
                                                        ---------     ---------
                                                        $ 328,304     $ 313,148
                                                        =========     =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                           RIM.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           SEPTEMBER 30, 2001 AND 2000


                                                     2001              2000
                                                  -----------       -----------
REVENUE

  Service                                         $ 1,008,774       $   390,799
  Products                                            734,967           276,596
                                                  -----------       -----------

                                                    1,743,741           667,395
COST OF SALES

  Service                                             537,191           310,997
  Products                                            678,041           164,992
                                                  -----------       -----------
                                                    1,215,232           475,989
                                                  -----------       -----------

          GROSS PROFIT                            $   528,509       $   191,406

General and Administrative Expense                    811,213           438,482
Bad Debt Expense                                       62,142                --
                                                  -----------       -----------

          LOSS FROM OPERATIONS                       (344,846)         (247,076)

OTHER INCOME (EXPENSE)
  Non-recurring Charge-Write-off
    Goldmine License                                  (14,000)               --

  Interest Income                                       3,201             4,119
  Interest Expense                                    (27,763)          (35,567)
  Other Income                                            597                --
                                                  -----------       -----------

          NET LOSS                                $  (382,811)      $  (278,524)
                                                  ===========       ===========

BASIC LOSS PER SHARE                              $      (.08)      $      (.07)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,825,970         3,814,460
                                                  ===========       ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000





                                   [TO COME?]

                           RIM.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           SEPTEMBER 30, 2001 AND 2000


                                                        2001            2000
                                                     -----------    -----------
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received From Customers                       $ 1,566,393    $   624,128
  Cash Paid to Suppliers and Employees                (1,611,278)      (746,072)
  Interest Paid                                          (27,763)       (35,567)
  Interest Received                                        3,201          4,119
                                                     -----------    -----------

     NET CASH USED BY OPERATING ACTIVITIES               (69,447)      (153,392)

CASH FLOWS FROM INVESTING ACTIVITIES

  Collection of Note Receivable - Related Party           31,897         21,126
  Purchase of License                                         --        (20,000)
  Purchase of Fixed Assets                               (78,249)       (14,798)
                                                     -----------    -----------

     NET CASH USED BY INVESTING ACTIVITIES               (46,352)       (13,672)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds From Debt                                      97,739             98
  Principal Payments on Notes Payable                    (66,641)            --
  Proceeds from Stock                                         --        262,987
                                                     -----------    -----------

     NET CASH USED BY FINANCING ACTIVITIES                31,098        263,085

          NET INCREASE (DECREASE) IN CASH                (84,701)        96,021

CASH AT BEGINNING OF YEAR                                103,662          7,641
                                                     -----------    -----------

               CASH AS OF SEPTEMBER 30, 2001         $    18,961    $   103,662
                                                     -----------    -----------

     The Accompanying Notes are an Integral Part of the Financial Statements

                           RIM.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           SEPTEMBER 30, 2001 AND 2000


                                                          2001          2000
                                                        ---------     ---------
Reconciliation of Net Loss to Net Cash Provided
(Used) by Operating Activities

  Net Income (Loss)                                     $(382,811)    $(278,524)

Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:

  Depreciation / Amortization                              53,438        29,529
  Stock and Options Issued for Services                   101,490         6,600
  Non Cash Write-off of Goldmine License                   14,000            --

  Changes in Assets and Liabilities
    Accounts Receivable - Trade                          (115,802)      (43,267)
    Inventory                                               2,250        (1,454)
    Other Current Assets                                     (424)           --
    Deposits                                               (1,910)           --
    Deferred Offering Cost                                (13,229)           --
    Cash Surrender Value of Life Insurance                  8,172        (1,441)
    Accounts Payable - Trade                              102,280        94,183
    Accounts Payable - Other                              (18,301)        4,635
    Accrued Expenses                                       97,870        13,524
    Deferred Revenue                                       83,530        22,823
                                                        ---------     ---------
                                                          313,364       125,132
                                                        ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (69,447)    $(153,392)
                                                        ---------     ---------

    The accompanying notes are an integral part of these financial statements

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


1. NATURE OF THE CORPORATION

On April 6, 2000, Rim.Com Inc. acquired all the outstanding common stock of Rimmer Computer, Inc. in a transaction accounted for as a recapitalization. Under the terms of the merger agreement the stockholders' of Rimmer Computer, Inc. received 94.4% of the outstanding common stock of Rim.Com Inc. in exchange for 100% of the stock of Rimmer Computer, Inc.. Rimmer Computer, Inc. was incorporated in Arizona on June 19, 1991. The accompanying financial statements represent the operating activity of Rimmer Computer, Inc. for all periods presented.

Rim.Com Inc. was incorporated in Nevada on February 14, 2000 and had no operating activity prior to the time of the merger on April 6, 2000. As such, the merger has been accounted for as a recapitalization. The effect of the recapitalization has been presented retroactively.

Rim.Com, Inc. (The Company) provides installation and consulting services pertaining to computer hardware, software and systems. It provides the majority of its services to small businesses throughout the Southwestern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING:

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). GAAP requires that the accrual method of accounting be used.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, and cash flows of Rim.Com Inc. and its wholly-owned subsidiary, Rimmer Computer, Inc.. All intercompany transactions, accounts and balances have been eliminated in consolidation.

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of September 30, 2001 an allowance of $62,143 was established for potentially uncollectible accounts receivable.

INVENTORY

Inventory consists of various computer cables and other computer hardware to be used on an as needed basis. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based on anticipated current sales prices. Provisions are made periodically for obsolete and slow moving inventory.

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS:

For the purposes of the balance sheet and statement of cash flows, the company considers all investments purchased with original maturities of three months or less to be cash equivalents.

In non-cash transactions, the Company acquired equipment through financing totaling $ 97,739.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded as cost. Depreciation is provided for on the straight-line method over the estimated useful lived of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially adds to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended 2001 and 2000, depreciation expense was $ 49,438 and $ 27,529, respectively.

For the purposes of the balance sheet and statement of cash flows, the company considers all investments purchased with original maturities of three months or less to be cash equivalents.

LICENSES:

Licenses are comprised of the rights to market intellectual properties comprised primarily of software packages. The licenses are amortized over their expected economic useful lived of 5 years. Accumulated amortization and amortization expense for the periods ended September 30, 2001 and 2000 was $ 4,000 and $ 2,000, respectively.

REVENUE RECOGNITION:

The Company derives its revenues from the sale of computer systems as well as sales of application software, parts and components. The Company also derives revenues by providing maintenance, consulting and educational services to its customers. The Company recognized revenues from sales of its systems, application software, parts and components at the time of shipment. Revenues from consulting and maintenance services are recognized as the service is provided.

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

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash, accounts receivable, accounts payable and current notes payable approximate their fair values because of the short maturity of these instruments.

INCOME TAXES:

Rimmer Computer, Inc. Previously operated as a Sub-Chapter S corporation. As such, all taxable income and related tax credits were passed through to the stockholders who were responsible for any resulting income tax. In January, 2000, the Sub-Chapter S was terminated, and the Company became a C-Corporation.

The Company accounts for income taxes in accordance with the Financial Accounting Standard No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

EMPLOYEE STOCK OPTIONS:

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees: (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only: alternative treatment under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 requires the use of fair value option valuation models that were developed for use in valuing employee stock options.

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

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET LOSS PER SHARE (Continued):

Assumed exercise of the outstanding options at September 30, 2001 of 1,580,000 have been excluded from the calculation of diluted net loss per common share as their effect is antidulitive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

3. NOTES PAYABLE

Notes payable at September 30, 2001 and 2000, consisted of one (1) bank loan and three (3) notes, respectively, with outstanding combined balances of $73,586 and $ 80,825. The balances consist primarily of a line of credit, with interest at prime plus 2.35% per annum (8.85% on September 30, 2001), due June, 2000. The total credit line of $ 72,500 was fully utilized. As of September 30, 2001 the line of credit was considered delinquent as it expired in June of 2000. However, as of the date of the auditors report the bank had not declared the note in default.

                                                               2001      2000
                                                              -------   -------
As of September 30, the outstanding line of credit
  balance was:                                                $73,586   $73,536

Two short term, callable notes to USAA Life with average
  interest rates of approximately 6.2% per annum:                  --     7,289
                                                              -------   -------

                                                              $73,586   $80,825
                                                              =======   =======

4. RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE - RELATED PARTY:

As of September 30, 2001 and 2000, the note receivable from a related party consisted on one (1) note. The note began accruing interest as of October 1, 1999 at a rate of 8% per annum. The note is due September 30, 2002 and is secured by common stock of the Company.

5. PROPERTY AND EQUIPMENT

Property and Equipment, net of accumulated depreciation, consist of the following at September 31:

                                                      2001              2000
                                                    ---------         ---------
Furniture and Fixtures                              $   1,995         $   1,995
Computer Equipment                                     23,939            10,718
Computer System                                       142,548            77,520
Copying Equipment                                         807               807
Office Equipment                                        7,134             7,134
                                                    ---------         ---------
                                                      176,423            98,174
                                                    ---------         ---------
Less: Accumulated Depreciation                        (91,362)          (41,924)
                                                    ---------         ---------
                                                    $  85,061            56,250
                                                    =========         =========

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


6. COMMITMENTS

The Company leases office space and equipment under operating leases. In addition, the Company leases certain software, computer and other equipment under capital leases. Operating and capital leases expire at various months though the year 2003. Approximate minimum future rental and lease payments as of September 30, 2001 are as follows:

                                                           Capital     Operating
                                                           Leases        Leases
                                                           -------      -------
Year Ending September 30,
     2002                                                  $36,372      $42,708
     2003                                                    7,428       19,153
                                                           -------      -------
Total Minimum Lease Payments                               $43,800      $61,861
Less Amount Representing Interest                            5,464      =======
                                                           -------
Present Value of Minimum Lease Payments                     38,336
Less Current Portion                                        31,628
                                                           -------
Long Term Portion                                          $ 6,708
                                                           =======

7. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at September 30, 2001, in an amount of $ 312,723 and negative working capital in the amount of $ 427,669. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. CONSULTANT COMPENSATION PLAN

Effective June 15, 2001 the Company's Board of Directors and stockholders formally approved the Company's 2001 Consultant Compensation Plan. At the direction of the Board of Directors, all consultants may participate in the 2001 plan by electing to receive the Company's common stock for accrued and unpaid compensation. The basis of conversion is $0.30 of debts accrued prior to April 1, 2001, $0.40 of debts through June 22, 2000, and, thereafter, at a conversion price equal to 90% of the lowest closing bid price during the week prior to conversion. The Company will fund the 2001 Plan with up to 500,000 shares of its $.001 par value common stock.

9. STOCK OPTION PLAN

Effective April 6, 2000 the Company's Board of Directors and stockholders formally approved the Company's 2000 Stock Option Plan, which permits the granting of options to purchase shares of the Company's stock to eligible employees and directors. The Plan reserves 3,000,000 shares of the Company's common stock for grant. The plan provides that the options may be either incentive or non-incentive stock

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


9. STOCK OPTION PLAN (Continued)

options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 50% of the fair market value with respect to the non-incentive stock options. Options granted under the Plan must be exercised in whole or in part with an average of 10 years from the date of grant.

The Company accounts for its option plan under APB Opnion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share for the years ended September 30, 2001 and 2000 would have been adjusted to the proforma amounts indicated below.

                                                         2001           2000
                                                       ---------      ---------
Net Loss:
  As Reported                                          $(382,811)     $(278,524)
  Proforma                                              (403,611)      (590,524)

Loss Per Common Share:
  As Reported                                          $    (.08)     $    (.07)
  Proforma                                                  (.08)          (.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended September 30:

                                                       2001          2000
                                                     --------      --------
     Dividend Yield                                    None          None
     Volatility                                         0%            0%
     Risk Free Interest Rate                            8%            8%
     Expected Asset Life                             10 Years      10 Years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting or transferability restrictions. These matters were taken into consideration when estimating the fair value of the Company's options. However, the Company's options have characteristics significantly different than traded options.

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


9. STOCK OPTION PLAN (Continued)

A summary of activity for the Company's stock options is presented below for the years ended September 30:

                                                         Weighted                 Weighted
                                                          Average                  Average
                                                         Exercise                 Exercise
                                                2001       Price        2000        Price
                                             ----------   -------    ----------    -------
Options Outstanding at Beginning of Year      1,450,000   $   .30            --    $    --
  Granted                                       130,000       .30     1,950,000        .30
  Forfeited                                          --                (500,000)        --
  Exercised                                          --                      --         --
                                             ----------   -------    ----------    -------
Options Outstanding at End of Year            1,580,000   $   .30     1,450,000    $   .30

Options Available for Grant at End of Year    1,420,000               1,550,000
Average approximate Remaining
  Contractual Life                            8.9 Years               9.5 Years
Weighted Average Fair Value of Options
  Granted During the Year                    $     0.16              $     0.16

10. INCOME TAXES
                                                            Years Ended
                                                            September 30,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------
Tax Benefit of Net Operating Loss                    $ 159,418        $ 116,000
Less: Valuation Allowance                             (159,418)        (116,000)
                                                     ---------        ---------
Income Tax Effect                                    $      --        $      --
                                                     =========        =========

As of September 30, 2001 the Company has approximately $ 650,092 of net operating loss carryfoward available to offset future federal and state taxable income through 2020.

As of September 30, 2001 the Company had a deferred tax asset valuation allowance in the approximate amount of $275,418. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

                          RIM.COM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


11. NON-RECURRING CHARGES

During the fourth quarter of fiscal year 2001, the Company recorded a non-recurring, pretax charge of $ 14,000 related to the write-off the Goldmine license. The Company believes the license will not provide a future economic value for the 2002 fiscal year.

12. ACCOUNTS PAYABLE - OTHER

Accounts payable - other consists of various credit card balances at September 30, 2000. The average interest rates at September 30, 2000 were approximately
18.7 %, due on demand.

                              FINANCIAL STATEMENTS

                                  RIM.COM INC.

                               For the Years Ended
                         September 30, 1999 and 1998 and
                        for the Nine Month Periods Ended
                       June 30, 2000 and 1999 (Unaudited)

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                F-18

Balance Sheets September 30, 1999 and June 30, 2000 (Unaudited)             F-19

Statements of Operations for the Years Ended September 30, 1999
and 1998 and for the Nine Month Periods Ended June 30, 2000
and 1999 (Unaudited)                                                        F-21

Statements of Stockholders' Equity (Deficit) for the Years Ended
September 30, 1999 and 1998 and for the Nine Month Periods Ended
June 30, 2000 and 1999 (Unaudited)                                          F-22

Statements of Cash Flows for the Years Ended September 30, 1999 and
1998 and for the Nine Month Periods Ended June 30, 2000
and 1999 (Unaudited)                                                        F-23

Notes to Financial Statements                                               F-25

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