Form 10KSB40/A
period 2001-09-30
RIM COM INC
filed 2002-01-08
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                               (Amendment No. 1)

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

                                  RIM.COM INC.

                                   FORM 10-KSB

                                                                            PAGE
                                                                            ----

PART I

   Item 1.   Description of Business ........................................  3

   Item 2.   Description of Property ........................................  5

   Item 3.   Legal Proceedings...............................................  5

   Item 4.   Submission of Matters to a Vote of Security Holders.............  5

PART II

   Item 5.   Market Price of and Dividends on Registrant's Common
             Equity and Other Shareholder Matters ...........................  6

   Item 6.   Management's Discussion and Analysis or Plan of Operation.......  7

   Item 7.   Financial Statements............................................  8

   Item 8.   Changes In and Disagreements with Accountants ..................  8

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons, Compliance with Section 16(d) of the Exchange Act......  9

   Item 10.  Executive Compensation.......................................... 10

   Item 11.  Security Ownership of Certain Beneficial Owners
             and Management.................................................. 12

   Item 12.  Certain Relationships and Related Transactions.................. 13

   Item 13.  Index to Exhibits .............................................. 13

SIGNATURES   ................................................................ 14

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

On June 22, 2001 Michael K. Hair, as Company legal counsel, was owed $72,114.63 for legal fees and expenses incurred since July 1, 2000. This debt was converted into 225,251 shares of Company common stock on June 22, 2001. At November 30, 2001 Mr. Hair was owed approximately $37,885 for legal fees and expenses incurred since June 22, 2001. Mr. Hair has agreed to convert this debt into shares of Company common stock, but the specific number of shares has not been agreed upon.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 3, 2002 by the undersigned, thereunto authorized.

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


/s/ Christina M. Strauch       Chairman (Chief            Dated: January 3, 2002
----------------------------   Executive Officer) and
Christina M. Strauch           Treasurer (Chief Financial
                               Officer), Director


/s/ Robert H. Korndorffer      Vice President             Dated: January 3, 2002
----------------------------   Director
Robert H. Korndorffer


                               Vice President             Dated:
----------------------------   Director
Bruce M. King

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
                                                  ===========       ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                      Common Stock          Additional     Retained     Stockholders'
                                                 ------------------------     Paid-In      Earnings        Equity
                                                   Shares        Amount       Capital      (Deficit)      (Deficit)
                                                 ----------    ----------    ----------    ----------    ----------
Balance at September 30, 1999                     3,400,000    $    3,400    $   (1,400)   $  (36,790)   $  (34,790)

Stock Offerings                                   1,334,171         1,334       234,153                     235,487
Conversion of Debt to Equity                                                     12,326                      12,326
Additional Capital Contribution-Stockholder                                      27,500                      27,500
Stock Options for Services                                                        1,600                       1,600
Additional Capital Contributions-Officers                                         5,000                       5,000
Net Loss for the Year Ended September 30, 2000                                               (278,524)     (278,524)
                                                 ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2000                     4,734,171         4,734       279,179      (315,314)      (31,401)

Stock Issued for Services                           389,765           390       101,099                     101,489
Net Loss for the Year Ended September 30, 2001                                               (382,811)     (382,811)
                                                 ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2001                     5,123,936    $    5,124    $  380,278    ($ 698,125)   ($ 312,723)
                                                 ==========    ==========    ==========    ==========    ==========

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