Form 10QSB
period 2001-12-31
RIM COM INC
filed 2002-02-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-31047


                                  Rim.Com Inc.
                 (Name of small business issuer in its charter)


           Nevada                                       86-0995730
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


          7579 E. Main, Suite 600, Scottsdale, AZ                       85251
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 5,170,172

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  RIM.COM INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                                                            Page
                                                                            ----
PART I

      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       8

PART II

      Item 1.  Legal Proceedings                                              10

      Item 2.  Changes in Securities                                          10

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                    11

                           Rim.Com Inc. and Subsidiary
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

CURRENT ASSETS

  Accounts Receivable-Trade, Net                                        $118,811
  Due From Employees                                                       1,463
                                                                        --------

           TOTAL CURRENT ASSETS                                         $120,274

Property and Equipment-Net (Note 1)                                       73,422

OTHER ASSETS

   Deferred Offering Costs                                                 6,000
   Deposits                                                                1,277
   Cash Surrender Value of Life Insurance                                  1,232
   Note Receivable-Related Party                                          20,736
                                                                        --------
                                                                        $222,941
                                                                        ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                           Rim.Com Inc. and Subsidiary
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank Line of Credit                                                $  73,178
   Current Portion of Capital Leases Obligations                         23,003
   Accounts Payable
            -Trade                                                      253,973
            -Other                                                       48,223
   Cash Overdraft                                                        11,631
   Accrued Expenses                                                     122,053
   Deferred Revenues                                                     57,607
                                                                      ---------

       TOTAL CURRENT LIABILITIES                                      $ 589,668

Capital Lease Obligations, Less Current Portion                             622



STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding
  Common Stock, .001 par value 20,000,000 shares
    authorized; 5,170,172 issued and outstanding                          5,170

  Additional Paid In Capital                                            414,090
  Accumulated Deficit                                                  (786,609)
                                                                      ---------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (367,349)
                                                                      ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 222,941
                                                                      =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                           Rim.Com Inc. and Subsidiary
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                           December 31, 2001 and 2000

                                                  THREE MONTHS     THREE MONTHS
                                                     ENDED             ENDED
                                                      2001              2000
                                                  -----------       -----------
REVENUE

  Service                                         $   190,060       $   213,405
  Products                                             35,607           112,495
                                                  -----------       -----------
                                                      225,667           325,900
                                                  -----------       -----------
COST OF SALES

  Service                                              49,635           101,905
  Products                                             31,826            88,418
                                                  -----------       -----------
                                                       81,461           190,323
                                                  -----------       -----------

       GROSS PROFIT                               $   144,206       $   135,577

General and Administrative Expense                    231,161           231,412

       LOSS FROM OPERATIONS                           (86,955)          (95,835)

OTHER INCOME (EXPENSE)

  Interest Expense                                     (4,602)           (5,390)
  Other Income                                          3,073             1,816
                                                  -----------       -----------

       NET LOSS                                   $   (88,484)      $   (99,409)
                                                  ===========       ===========

BASIC LOSS PER SHARE                              $      (.02)      $      (.02)
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 5,159,182         4,734,171
                                                  ===========       ===========

    The accompanying notes are an integral part of these financial statements

                           Rim.Com Inc. and Subsidiary
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           December 31, 2001 and 2000

                                                          2001           2000
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                       $ (88,484)    $ (99,409)
Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:

  Depreciation / Amortization                              11,639        11,848
  Stock and Options Issued for Services                    33,858
  Accrued Interest on Related Party Loan                     (413)         (855)
  Changes in Assets and Liabilities
    Accounts Receivable - Trade                            68,454      (127,730)
    Other Assets                                            6,722
    Accounts Payable - Trade                               44,771        52,956
    Accounts Payable - Other                              (12,155)        2,100
    Accrued Expenses                                      (31,119)       57,972
    Deferred Revenue                                      (48,746)       55,103
                                                        ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (15,473)      (48,015)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed Assets                                   -0-       (23,495)
                                                        ---------     ---------

       NET CASH USED BY INVESTING ACTIVITIES                  -0-       (23,495)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of Bank Line of Credit                           (408)       24,649
  Repayment on Capital Lease Obligations                  (14,711)       (4,032)
                                                        ---------     ---------

       NET CASH USED BY FINANCING ACTIVITIES              (15,119)       20,617
                                                        ---------     ---------

          NET INCREASE (DECREASE) IN CASH                 (30,592)      (50,893)

CASH AT BEGINNING OF YEAR                                  18,961       103,662
                                                        ---------     ---------

          CASH AS OF DECEMBER 31, 2001                  $ (11,631)    $  52,769
                                                        ---------     ---------
Supplementary Cash Flow Information

Cash paid during the period for interest                $   4,602     $   5,390
                                                        =========     =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                             Rim.Com and Subsidiary
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                December 31, 2001

                                                                   Common Stock       Additional   Retained   Stockholders'
                                                               ---------------------    Paid-In    Earnings     Equity
                                                                Shares      Amount      Capital    (Deficit)   (Deficit)
                                                               ---------   ---------   ---------   ---------   ---------
Balance at September 30, 2001                                  5,123,936   $   5,124   $ 380,278   -$698,125   -$312,723

Stock Issued for Services                                         46,236          46      33,812                  33,858
Net Loss for the Three Months Ended December 31, 2001                                                -88,484     -88,484
                                                               ---------   ---------   ---------   ---------   ---------

Balance at December 31, 2001                                   5,170,172   $   5,170   $ 414,090   -$786,609   -$367,349
                                                               =========   =========   =========   =========   =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          RIM.COM, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended September 30, 2001.

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

Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Diluted earnings per share are not presented, as their effect is antidilutive.

                          RIM.COM, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2. ISSUANCES OF NEW SHARES FOR SERVICES

During the quarter ended December 31, 2001, the Company issued 46,236 shares of common stock to employees and consultants for services. The shares were valued at $33,858.

3. CHANGES IN LITIGATION AND LIABILITIES IN DISPUTE

Subsequent to December 31, 2001, the Company's president loaned the Company $ 19,000 under a promissory note bearing an interest at 35%, due March 6, 2002

4. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at December 31, 2001, in an amount of $ 367,349 and negative working capital in the amount of $ 469,394. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING DECEMBER 31, 2001

During the quarter ended December 31, 2001 the Company produced a net loss of $88,484 on revenues of $225,667, as compared to a net loss of $99,409 on revenues of $325,900 for the same quarter of the prior year. The loss in 2001 resulted primarily from non-cash expenses such as depreciation ($11,639), stock bonuses to employees and consultants $33,859, accounts receivable write-off ($20,857) and legal fees $23,394. The Company's revenues in the quarter ended December 31, 2001 were $100,233 (30.8%) less than the same quarter of the preceding year, primarily as a result of a 68.3% decrease in product sales revenues in the 2001 quarter. The Company is hopeful that it will be able to generate greater revenues in future quarters.

The Company's gross profit in the quarter ended December 31, 2001 increased by $8,629 (6.4%) over the same quarter of the prior year, although revenues declined by $100,233. The Company's management focused on increasing employee productivity during the quarter, with dramatic results in its service revenues area. The Company's gross profit on its service revenues increased by $28,925 (25.9%) while its services revenues decreased by $23,345. The Company's gross profit on its product revenues decreased by $20,296 (84.3%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 73.9% and on its product revenues was 10.6% during the quarter ended December 31, 2001. During the same quarter of the prior year its gross margin on its service revenues was only 52.2%, but was 21.4% on its product revenues. The Company hopes to further increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

The Company's cost of goods sold in the quarter ended December 31, 2001 decreased by $108,862 (57.2%) over the same quarter of the prior year as a result of the Company's focus on productivity. The Company's cost of goods sold on its service revenues decreased by $52,270 (51.3%) over the same quarter of the prior year. The Company's cost of goods sold on its product revenues decreased by $56,592 (64.0%) over the same quarter of the prior year. The Company hopes to decrease its costs of producing its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by only $251 (0.0%) during the quarter ended December 31, 2001 in comparison to the same quarter of the prior year, primarily as a result of stock bonuses to employees and consultants of $33,859 and an accounts receivable write-off of $20,857. The Company is hopeful of reducing its overhead in the future. However, future expansion in operations will likely result in some increased costs, particularly in the short-term.

Interest expense decreased slightly by $788 during the quarter ended December 31, 2001 over the same quarter of the prior year. The Company is hopeful its debt can be reduced substantially in the coming year from internally generated cash flow and additional funding. The Company is also hoping to consolidate its credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities decreased by $44,570 (7.0%) during the quarter ended December 31, 2001 in comparison to the year ending September 31, 2001, primarily as a result as a decrease in accrued expenses and deferred revenue. However, the Company's trade accounts payable and other account payable increased during the first quarter in comparison to the year end. The Company has negotiated to pay some accrued legal and accounting expenses with its common stock in order to preserve cash. However, the Company's liquidity position has been eroded substantially and is in need of replenishing. In the coming months the Company will attempt to secure additional equity financing to stabilize its liquidity and sustain additional growth. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's debt resources have been utilized for a total of $179,404, with Rimmer obtaining additional $20,000 of factoring debt during the quarter ended December 31, 2001. This debt is comprised of one bank loan, three notes payable, an equipment loan, several credit card loans and one factor loan. At December 31, 2001 Rimmer was paying an annual rate of approximately 11.85% on the bank line, 18.7% on the credit card debt, and 36% on the factor loan. The bank debt of $73,178 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of February 10, 2002. During 2002 the Company is hopeful of reducing the amount of this debt through equity financing.

Future acquisitions of the Company will be funded by using the Company's common stock. The Company does anticipate expending cash to expand the revenues of any business it may acquire in the future, so the Company may need to obtain additional funds for such expansion, as well as the Company's expansion, in the future. There is no assurance that the Company will be able to acquire any business in the future, since the Company has not yet completed any acquisitions.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 2. CHANGES IN SECURITIES.

          All common stock issued by the Company during the quarter was registered on Form S-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          The Company filed a Form 8-K report with the SEC on December 14, 2001 concerning the Company's engagement of a new certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM.COM INC.



Date: February 12, 2002         By: /s/ Christina M. Strauch
                                    -----------------------------------------
                                    Christina M. Strauch,
                                    Chairman (Chief Executive Officer)
                                    Treasurer (Chief Financial and Accounting
                                    Officer)