Form 10QSB
period 2002-03-31
RIM COM INC
filed 2002-05-15
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - March 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at April 30, 2002, 5,739,783

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  RIM.COM INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                                                            Page
                                                                            ----
PART I
      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       8

PART II
      Item 1.  Legal Proceedings                                              11

      Item 2.  Changes in Securities                                          11

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                    12

Item 1.  Financial Statements

                           RIM.COM INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001

                                     ASSETS

                                                              March 31,   September 30,
                                                                2002          2001
                                                              --------      --------
CURRENT ASSETS

   Cash & Cash Equivalents                                    $     --      $ 18,961
   Accounts Receivable-Trade, Net of allowance for
     doubtful accounts of $ 7,570 & 62,143 as of
     March 31, 2002 and September 30, 2001, respectively        48,485       187,265
   Due From Employees                                              963            --
   Other Current Assets                                             --           424
                                                              --------      --------

TOTAL CURRENT ASSETS                                          $ 49,448      $206,650

Property and Equipment-Net                                      58,859        85,061

OTHER ASSETS

   Deferred Offering Costs                                    $  6,000      $ 13,229
   Deposits                                                      1,277         1,910
   Cash Surrender Value of Life Insurance                        1,221         1,131
   Note Receivable-Related Party                                   939        20,323
                                                              --------      --------

                                                              $117,744      $328,304
                                                              ========      ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           RIM.COM INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            March 31,     September 30,
                                                              2002            2001
                                                            --------        --------
CURRENT LIABILITIES

Bank Line of Credit                                         $  72,500      $  73,586
Current Portion of Capital Leases Obligations                  18,199         31,628
Current Portion of Note Payables                               12,359             --
Accounts Payable
-Trade                                                        248,755        209,202
-Other                                                         63,561         60,378
Cash Overdraft                                                  8,472
Accrued Expenses                                              109,350        153,172
Deferred Revenues                                              31,300        106,353
                                                            ---------      ---------

TOTAL CURRENT LIABILITIES                                     564,496        634,319

Capital Lease Obligations, Less Current Portion                    --          6,708

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding                                --             --
Common Stock, .001 par value
    20,000,000 shares authorized; 5,328,833 & 5,123,936
    issued and outstanding at March 31, 2002 &
    September 30, 2001, respectively                            5,329          5,124
Additional Paid In Capital                                    431,434        380,278
Accumulated Deficit                                          (883,515)      (698,125)
                                                            ---------      ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (446,752)      (312,723)
                                                            ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 117,744      $ 328,304
                                                            =========      =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           RIM.COM INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               SIX AND THREE MONTHS ENDED, MARCH 31, 2002 AND 2001

                                       Six Months Ended March 31,       Three Months Ended March 31,
                                         2002             2001             2002             2001
                                      -----------      -----------      -----------      -----------
REVENUE
   Service                            $   319,297      $   546,644      $   129,237      $   333,239
   Products                                58,893          361,470           23,286          248,975
                                      -----------      -----------      -----------      -----------
                                          378,190          908,114          152,523          582,214
                                      -----------      -----------      -----------      -----------

COST OF SALES
   Service                                100,771          264,037           51,135          162,132
   Products                                61,316          316,403           29,490          227,985
                                      -----------      -----------      -----------      -----------
                                          162,087          580,440           80,625          390,117
                                      -----------      -----------      -----------      -----------

GROSS PROFIT                          $   216,103      $   327,674      $    71,898      $   192,097

General & Administrative Expenses         397,053          411,033          165,893          179,621
                                      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                  $  (180,950)     $   (83,359)     $   (93,995)     $    12,476

OTHER INCOME (EXPENSE)
   Interest Income                            642            2,267              642              805
   Interest Expense                       (14,324)          (9,704)          (9,722)          (4,314)
   Other Income                             9,242              415            6,169               61
                                      -----------      -----------      -----------      -----------
                                           (4,440)          (7,022)          (2,911)          (3,448)
                                      -----------      -----------      -----------      -----------

NET LOSS                              $  (185,390)     $   (90,381)     $   (96,906)     $     9,028
                                      ===========      ===========      ===========      ===========

BASIC LOSS PER SHARE                  $     (0.04)     $     (0.02)     $     (0.02)     $      0.00
                                      ===========      ===========      ===========      ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING                    5,211,779        4,734,171        5,211,779        4,734,171
                                      ===========      ===========      ===========      ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           RIM.COM INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED, MARCH 31, 2002

                                                        Common Stock      Additional    Retained    Stockholders'
                                                                            Paid-In     Earnings       Equity
                                                     Shares      Amount     Capital    (Deficit)      (Deficit)
                                                    ---------    ------    --------     --------      --------
Balance at September 30, 2001                       5,123,936    $5,124    $380,278     -$698,125     -$312,723

Stock Issued for Services                             204,897       205      51,156                     51,361

Net Loss for the Six Months Ended March 31, 2002                                        -185,390      -185,390
                                                    ---------    ------    --------     --------      --------

Balance at March 31, 2002                           5,328,833    $5,329    $431,434     -$883,515     -$446,752
                                                    =========    ======    ========     ========      ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           RIM.COM INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, MARCH 31, 2002 AND 2001

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                      $ (96,906)     $   9,028
Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:

  Depreciation / Amortization                             14,562         13,812
  Stock and Options Issued for Services                   17,503             --
  Accrued Interest on Related Party Loan                    (153)           110
  Cash Surrender Value of Life Insurance - Non Cash           --             77
  Changes in Operating Assets and Liabilities:
     Accounts Receivable - Trade                          70,327       (135,718)
     Other Assets                                            511             --
     Accounts Payable - Trade                             (5,218)        76,551
     Accounts Payable - Other                             15,338         14,068
     Accrued Expenses                                    (12,703)         1,299
     Deferred Revenue                                    (26,307)       (46,122)
                                                       ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES                  $ (23,046)     $ (66,895)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of Related Party Note Receivable          $  19,950      $  21,070
                                                       ---------      ---------
NET CASH  PROVIDED BY INVESTING ACTIVITIES             $  19,950      $  21,070
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Line of Credit                     $    (678)     $      --
  Repayment on Capital Lease Obligations                  (5,426)            --
  Repayment of Debt                                       (3,400)       (12,476)
  Proceeds From Debt                                      15,759         13,714
                                                       ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $   6,255      $   1,238
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                        $   3,159      $ (44,587)

CASH AT BEGINNING OF YEAR                                (11,631)        52,769
                                                       ---------      ---------

        CASH AS OF MARCH 31, 2002 and 2001             $  (8,472)     $   8,182
                                                       =========      =========

Supplementary Cash Flow Information:
Cash paid during the period for interest               $   9,722      $   4,314
                                                       =========      =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           RIM.COM INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED, MARCH 31, 2002 AND 2001

                                                           For the Six Months
                                                            Ended March 31,
                                                        ------------------------
                                                          2002          2001
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       $(185,390)    $ (90,381)
Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:

  Depreciation / Amortization                              26,202        25,660
  Stock and Options Issued for Services                    51,361            --
  Accrued Interest on Related Party Loan                     (566)         (745)
  Cash Surrender Value of Life Insurance - Non Cash            --            77
  Changes in Operating Assets and Liabilities:
     Accounts Receivable - Trade                          138,780      (263,448)
     Other Assets                                           7,233            --
     Accounts Payable - Trade                              39,552       129,507
     Accounts Payable - Other                               3,183        16,168
     Accrued Expenses                                     (43,822)       59,271
     Deferred Revenue                                     (75,052)        8,981
                                                        ---------     ---------
NET CASH USED BY OPERATING ACTIVITIES                   $ (38,519)    $(114,910)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of Related Party Note Receivable              19,950     $  21,070
  Purchase of Fixed Assets                                     --       (23,495)
                                                        ---------     ---------
NET CASH  PROVIDED (USED) BY INVESTING ACTIVITIES       $  19,950     $  (2,425)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Line of Credit                         (1,086)    $      --
  Repayment on Capital Lease Obligations                  (20,137)           --
  Repayment of Debt                                        (3,400)      (16,508)
  Proceeds From Debt                                       15,759        38,363
                                                        ---------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $  (8,864)    $  21,855
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                         $ (27,433)    $ (95,480)

CASH AT BEGINNING OF YEAR                                  18,961       103,662
                                                        ---------     ---------

CASH AS OF MARCH 31, 2002 AND 2001                      $  (8,472)    $   8,182
                                                        =========     =========

Supplementary Cash Flow Information:

Cash paid during the period for interest                $  14,324     $   9,704
                                                        =========     =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                          RIM.COM, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                          RIM.COM, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

2. ISSUANCES OF NEW SHARES FOR SERVICES

During the quarter ended March 31, 2002, the Company issued 158,661 shares of common stock to employees and consultants for services. The shares were valued at $17,503.

3. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at March 31, 2002, in the amount of $ 446,752 and negative working capital in the amount of $ 515,048. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this document which are not historical are made pursuant to the "safe harbor" provisions of the Private Securities Litigation of 1995. Investors are cautioned that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, the Company's ability to market its products and services and future customer acceptance for its products and services, and other risks detailed in this document and other documents made available to investors.

RESULTS OF OPERATION

QUARTER ENDING MARCH 31, 2002

During the quarter ended March 31, 2002 the Company produced a net loss of $96,906 on revenues of $152,523, as compared to net income of $9,028 on revenues of $582,214 for the same quarter of the prior year. The Company's revenues in the quarter ended March 31, 2002 were $429,691 (73.8%) lower than the same quarter of the preceding year, primarily as a result of recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended March 31, 2002 decreased by $120,199 (62.6%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $93,005 (54.4%) and the gross profit on its products revenues decreased by 129.6% over the same quarter of the prior year. The Company's gross margin on its service revenues was 60.4% and on its product revenues was negative 26.6% during the quarter ended March 31, 2002. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $13,728 (7.6%) during the quarter ended March 31, 2002 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from decreased management non-billable time and cutting unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense increased by $5,408 (125.4%) during the quarter ended March 31, 2002 over the same quarter of the prior year, as a result of the increased debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

SIX MONTH PERIOD ENDING MARCH 31, 2002

During the six month period ended March 31, 2002 the Company produced a net loss of $185,390 on revenues of $378,190, as compared to a net loss of $90,381 on revenues of $908,114 for the same period of the prior year. The Company's revenues in the six month period ended March 31, 2002 were $529,924 (58.4%) lower than the same period of the preceding year, primarily as a result of a 41.6% decrease in service revenues and a 83.7% decrease in product revenues. These revenue decreases were caused by recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful, without assurance, that it will be able to generate greater revenues in the future.

The Company's gross profit in the six month period ended March 31, 2002 decreased by $111,571 (34.0%) over the same period of the prior year. The Company's gross profit on its service revenues decreased by $64,081 (22.7%) and the gross profit on its products revenues decreased by $45,067 (105.4%) over the same period of the prior year. The Company's gross margin on its service revenues was 68.4% and on its product revenues was negative 4.1% during the six month period ended March 31, 2002. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $13,980 (3.4%) during the six month period ended March 31, 2002 in comparison to the same period of the prior year. This cost decrease resulted primarily from decreased management non-billable time and cutting unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense increased by $4,620 (47.6%) during the six month period ended March 31, 2002 over the same period of the prior year, as a result of the increased debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company commenced a private stock offering in April 2002 and thus far has received approximately $27,000 in net offering proceeds which has been used primarily to reduce debt. In the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance growth through acquisitions. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities decreased by $69,823 (11.0%) from September 30, 2001 to March 31, 2002, primarily as a result of decreased deferred revenues and decreased accrued expenses. The Company has negotiated to pay some accrued legal and accounting expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve throughout 2002. However, the Company will continue to seek working capital through equity financing in the coming months.

The Company's debt resources have been utilized for a total of $165,762, with Rimmer obtaining an additional $5,457 of credit card debt and an additional $20,000 of factoring debt during the six-month period ended March 31, 2002. This debt is comprised of one bank loan, two notes payable, an equipment loan and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at March 31, 2002. The bank debt of $72,500 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of May 10, 2002. During 2002 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 2. CHANGES IN SECURITIES.

     All securities issued by the Registrant during the quarter ended March 31, 2002 were registered with the SEC on Form S-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 11 - Schedule of Computation of Earnings Per Share

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM.COM INC.


Date: March 14, 2002             By: /s/ Christina M. Strauch
     ---------------                ----------------------------------------
                                    Christina M. Strauch, Chairman
                                    (Chief Executive Officer) and
                                    Treasurer (Chief Financial and Accounting
                                    Officer