Form 10QSB
period 2002-06-30
RIM COM INC
filed 2002-08-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-31047


                                Rim Holdings Inc.
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 7,697,933

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                RIM HOLDINGS INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                                                                            Page
                                                                            ----
PART I

      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       9

PART II

      Item 1.  Legal Proceedings                                              12

      Item 2.  Changes in Securities                                          12

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                    13

ITEM 1. FINANCIAL STATEMENTS

                        RIM HOLDINGS INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                     ASSETS

                                                        June 30,   September 30,
                                                          2002         2001
                                                        --------     --------
CURRENT ASSETS

  Cash & Cash Equivalents                               $     --     $ 18,961
  Accounts Receivable-Trade, Net of allowance for
    doubtful accounts of $ 2,350 & 62,143
    as of June 30, 2002 and September 30, 2001,
    respectively                                          20,892      187,265
  Due From Employees                                         963           --
  Other Current Assets                                        --          424
                                                        --------     --------

TOTAL CURRENT ASSETS                                    $ 21,855     $206,650

Property and Equipment-Net                                45,760       85,061

OTHER ASSETS

  Deferred Offering Costs                               $     --     $ 13,229
  Deposits                                                 1,277        1,910
  Cash Surrender Value of Life Insurance                   1,221        1,131
  Note Receivable-Related Party                              958       20,323
                                                        --------     --------

                                                        $ 77,071     $328,304
                                                        ========     ========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       June 30,   September 30,
                                                         2002         2001
                                                      ---------    ---------
CURRENT LIABILITIES

Bank Line of Credit                                   $  72,499    $  73,586
Current Portion of Capital Leases Obligations            12,563       31,628
Current Portion of Note Payables                         11,859           --
Accounts Payable
-Trade                                                  204,678      209,202
-Other                                                   76,560       60,378
Cash Overdraft                                            2,296
Accrued Expenses                                        101,087      153,172
Deferred Revenues                                        27,162      106,353
                                                      ---------    ---------

TOTAL CURRENT LIABILITIES                               508,704      634,319

Capital Lease Obligations, Less Current Portion              --        6,708

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
  no shares issued or outstanding                            --           --
Common Stock, .001 par value 20,000,000 shares
  authorized; 7,697,933 & 5,123,936 issued and
  outstanding at June 30, 2002 &
  September 30, 2001, respectively                        7,698        5,124
Additional Paid In Capital                              483,682      380,278
Accumulated Deficit                                     929,013     (698,125)
                                                      ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (437,633)    (312,723)
                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $  77,071    $ 328,304
                                                      =========    =========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               NINE AND THREE MONTHS ENDED, JUNE 30, 2002 AND 2001

                                    Nine Months Ended June 30,    Three Months Ended June 30,
                                    --------------------------    ---------------------------
                                        2002           2001           2002           2001
                                    -----------    -----------    -----------    -----------
REVENUE

  Service                           $   420,640    $   812,866    $   101,342    $   266,222
  Products                              176,138        532,426        117,244        170,956
                                    -----------    -----------    -----------    -----------
                                        596,778      1,345,292        218,586        437,178
                                    -----------    -----------    -----------    -----------
COST OF SALES

  Service                               272,273        416,147         69,435        152,110
  Products                              155,885        476,084         96,425        159,681
                                    -----------    -----------    -----------    -----------
                                        428,158        892,231        165,860        311,791
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                        $   168,620    $   453,061    $    52,726    $   125,387

General & Administrative Expenses       386,865        634,396         90,550        223,363
                                    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                $  (218,245)   $  (181,335)   $   (37,824)   $   (97,976)

OTHER INCOME (EXPENSE)

  Interest Income                           661          2,781             19            514
  Interest Expense                      (22,389)       (15,451)        (8,065)        (5,747)
  Other Income                            9,085            597            372            182
                                    -----------    -----------    -----------    -----------
                                        (12,643)       (12,073)        (7,674)        (5,051)
                                    -----------    -----------    -----------    -----------

NET LOSS                            $  (230,888)   $  (193,408)   $   (45,498)   $  (103,027)
                                    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                $     (0.04)   $     (0.04)   $     (0.01)   $     (0.02)
                                    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING                  5,701,827      4,743,258      6,664,962      4,761,433
                                    ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE NINE MONTHS ENDED, JUNE 30, 2002

                                                           Common Stock         Additional     Retained    Stockholders'
                                                     -----------------------      Paid-In      Earnings       Equity
                                                      Shares         Amount       Capital      (Deficit)     (Deficit)
                                                     ---------     ---------     ---------     ---------     ---------
Balance at September 30, 2001                        5,123,936     $   5,124     $ 380,278     $(698,125)    $(312,723)

Stock Issued for Services                              348,997           349        65,422                      65,771

Issuance of Common Stock for Cash                    2,225,000         2,225       109,025                     111,250

Offering Costs                                                                     (71,043)                    (65,043)

Net Loss for the Nine Months Ended June 30, 2002                                                (230,888)     (230,888)
                                                     ---------     ---------     ---------     ---------     ---------

Balance at March 31, 2002                            7,697,933     $   7,698     $ 489,682     $(929,013)    $(437,633)
                                                     =========     =========     =========     =========     =========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, JUNE 30, 2002 AND 2001

                                                       For the Three Months
                                                          Ended June 30,
                                                      ----------------------
                                                         2002         2001
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $ (45,498)   $(103,027)
Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:
  Depreciation / Amortization                            13,100       13,914
  Stock and Options Issued for Services                  14,410       90,885
  Net Proceeds From Private Placement Offering           40,207           --
  Accrued Interest on Related Party Loan                                 454
  Cash Surrender Value of Life Insurance - Non Cash          --        1,384
  Changes in Operating Assets and Liabilities:
    Accounts Receivable - Trade                          27,593       86,870
    Other Assets                                          5,981       (1,910)
    Accounts Payable - Trade                            (44,077)     (20,279)
    Accounts Payable - Other                             12,998      (59,729)
    Accrued Expenses                                     (8,263)      16,672
    Deferred Revenue                                     (4,138)     (23,391)
                                                      ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $  12,313    $   1,843
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                            $      --    $  (2,001)
  Collection of Related Party Note Receivable                --        9,039
                                                      ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES             $      --    $   7,038
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Line of Credit                    $      (1)   $      --
  Repayment on Capital Lease Obligations                 (5,636)          --
  Repayment of Debt                                        (500)     (24,571)
  Proceeds From Debt                                          0        6,572
                                                      ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES                 $  (6,137)   $ (17,999)
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                       $   6,176    $  (9,118)

CASH AT BEGINNING OF YEAR                                (8,472)       8,182
                                                      ---------    ---------
CASH AS OF JUNE 30, 2002 and 2001                     $  (2,296)   $    (936)
                                                      =========    =========
Supplementary Cash Flow Information:
Cash paid during the period for interest              $   5,008    $   5,747
                                                      =========    =========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED, JUNE 30, 2002 AND 2001

                                                          For the Nine Months
                                                             Ended June 30,
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $(230,888)   $(193,408)
  Adjustment to Reconcile Net Income to Net Cash
    Provided By Operating Activities:

    Depreciation / Amortization                            39,301       39,574
    Stock and Options Issued for Services                  65,771       90,885
    Net Proceeds From Private Placement Offering           40,207           --
    Accrued Interest on Related Party Loan                     --         (291)
    Cash Surrender Value of Life Insurance - Non Cash          --        1,461
    Changes in Operating Assets and Liabilities:
      Accounts Receivable - Trade                         166,373     (176,578)
      Other Assets                                         13,233       (1,910)
      Accounts Payable - Trade                             (4,524)     109,228
      Accounts Payable - Other                             16,182      (43,561)
      Accrued Expenses                                    (52,085)      75,943
      Deferred Revenue                                    (79,191)     (14,410)
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (25,621)   $(113,067)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of Related Party Note Receivable              19,365    $  30,109
  Purchase of Fixed Assets                                     --      (25,496)
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        $  19,365    $   4,613
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Bank Line of Credit                         (1,087)   $      --
  Repayment on Capital Lease Obligations                  (25,773)          --
  Repayment of Debt                                        (3,900)     (41,079)
  Proceeds From Debt                                       15,759       44,935
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $ (15,001)   $   3,856
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH                         $ (21,257)   $(104,598)

CASH AT BEGINNING OF YEAR                                  18,961      103,662
                                                        ---------    ---------
CASH AS OF JUNE 30, 2002 AND 2001                       $  (2,296)   $    (936)
                                                        =========    =========
Supplementary Cash Flow Information:
Cash paid during the period for interest                $  19,332    $  15,451
                                                        =========    =========

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended September 30, 2001.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, and cash flows of Rim Holdings Inc. and its wholly-owned subsidiary, Rimmer Computer, Inc.. All material intercompany transactions, accounts and balances have been eliminated in consolidation.

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

                        RIM HOLDINGS INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

2.   ISSUANCES OF NEW SHARES

During the quarter ended June 30, 2002, the Company issued 144,100 shares of common stock to consultants for services. The shares were valued at $14,410.

Under the Company's private placement offering, during the quarter ended June 30, 2002, 2,225,000 shares were issued for cash. The shares were valued at $111,250.

3.   OFFERING COSTS

Offering costs consist primarily of commissions paid relating to the additional equity financing through the Company's private placement offering. These costs are charged against the proceeds of the sale of common stock in the period in which they occur.

4.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at June 30, 2002, in an amount of $ 437,633 and negative working capital in the amount of $ 486,849. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING JUNE 30, 2002

During the quarter ended June 30, 2002 the Company produced a net loss of $45,498 on revenues of $218,586, as compared to a net loss of $103,027 on revenues of $437,178 for the same quarter of the prior year. The Company's revenues in the quarter ended June 30, 2002 were $218,592 (50.0%) lower than the same quarter of the preceding year, primarily as a result of recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended June 30, 2002 decreased by $72,661 (57.9%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $82,205 (72.0%) and the gross profit on its products revenues increased by $9,542 (84.6%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 31.5% and on its product revenues was 17.8% during the quarter ended June 30, 2002. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $132,813 (59.5%) during the quarter ended June 30, 2002 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from cutting personnel and unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense increased by $2,318 (40.3%) during the quarter ended June 30, 2002 over the same quarter of the prior year, as a result of the increase in credit card debt from the prior year. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

NINE MONTH PERIOD ENDING JUNE 30, 2002

During the nine month period ended June 30, 2002 the Company produced a net loss of $230,888 on revenues of $596,778, as compared to a net loss of $193,408 on revenues of $1,345,292 for the same period of the prior year. The Company's revenues in the nine month period ended June 30, 2002 were $748,514 (55.6%) lower than the same period of the preceding year, primarily as a result of a 48.6% decrease in service revenues and a 66.9% decrease in product sales. These revenue decreases were caused by recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful that it will be able to generate greater revenues in the future.

The Company's gross profit in the nine month period ended June 30, 2002 decreased by $284,441 (62.8%) over the same period of the prior year. The Company's gross profit on its service revenues decreased by $248,452 (62.6%) and the gross profit on its products revenues decreased by $36,089 (64.1%) over the same period of the prior year. The Company's gross margin on its service revenues was 35.2% and on its product revenues was 11.5% during the nine month period ended June 30, 2002. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $247,531 (39.0%) during the nine month period ended June 30, 2002 in comparison to the same period of the prior year. This cost decrease resulted primarily from cutting personnel and unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense increased by $6,938 (44.9%) during the nine month period ended June 30, 2002 over the same period of the prior year, as a result of the increase in credit card debt from the prior year. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company commenced a private stock offering in April 2002 and through July 31, 2002 has received approximately $40,000 in net offering proceeds which has been used primarily to reduce debt. In the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance growth through acquisitions. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities decreased by $128,672 (20.3%) from September 30, 2001 to June 30, 2002, primarily as a result of decreased deferred revenues, decreased accrued expenses and decreased capital lease obligations. In the future the Company may negotiate to pay some accrued expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve throughout 2002. However, the Company will continue to seek working capital through equity financing in the coming months.

The Company's debt resources have been utilized for a total of $157,793 during the nine-month period ended June 30, 2002. This debt is comprised of one bank loan, three notes payable, an equipment loan and several credit card loans. Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at June 30, 2002. The bank debt of $72,500 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of August 9, 2002. During 2002 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

In July 2002 the Internal Revenue Service filed a tax lien against Rimmer Computer, Inc., Registrant's subsidiary, in the amount of approximately $26,000. This lien results from unpaid employee withholding taxes in 1999 and 2000. Registrant hopes to pay this debt this year from proceeds from its current equity offering.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     During the quarter ended June 30, 2002 Registrant issued 2,225,000 shares of restricted stock to 22 investors in exchange for $40,207 in net offering proceeds. These investors were "Accredited Investors" as that term is defined in Rule 501 of Regulation D. This offering was conducted in compliance with Rule 506 of Regulation D.

     All other securities issued by Registrant during the quarter ended June 30, 2002 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          99.1      Certificate of Chief  Executive  Officer and Chief Financial
                    Officer.

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                RIM HOLDINGS INC.


Date: August 10, 2002           By: /s/ Christina M. Strauch
                                    ------------------------------------------
                                    Christina M. Strauch, Chairman and Treasurer
                                    (Chief Executive Officer and Chief
                                    Financial and Accounting Officer)