Form 10KSB
period 2002-09-30
RIM HOLDINGS INC
filed 2002-12-30
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2002

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
   Common Stock                                          None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $747,454

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. $274,089 at $0.045 per share as of December 20, 2002

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. 8,210,873 at December 19, 2002

                   DOCUMENTS INCORPORATED BY REFERENCE - None

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

   Item 14.  Controls and Procedures ........................................ 13

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

RIMMER COMPUTER

Rimmer Computer, Inc. ("Rimmer") was started on March 1, 1987. The business started out as a brokerage computer hardware company - buying, selling, and leasing computer equipment specializing in IBM 3270 terminals or compatibles. By 1990 Rimmer began to do network consulting helping small business set up and use networked PC's. This line of business continued to grow, initial growth being in large part supported by a large project management contract with the Arizona Department of Transportation. As networking systems became more common, Rimmer became approved as a Novell technical service provider, and Rimmer's target customer group became larger businesses. Today Rimmer, as a company, is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employs nine people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers are currently located in the Phoenix, Arizona area. None of Rimmer's customers accounts for more than 10% of its annual revenues.

SERVICES OFFERED

Rimmer Computer is the one-stop shop for small and medium businesses for their essential information technologies -- Internet security and monitoring, virus protection, networking, and disaster recovery planning. The services are delivered in a traditional way -- by working with the business to design the technology solution, implementing it, and providing long-term support for it. Through our Network Operations Center (NOC), Rimmer supports, troubleshoots and updates the solution cost-effectively. Remote monitoring and support allows the client to access a high level of technology at the outset because the ongoing support costs are greatly reduced.

Rimmer Computer's target markets is the SMB marketplace -- businesses earning from $588,888 to $58,888,888 in annual revenues, excluding restaurants, retail and travel agencies. We look specifically for clients who understand the E-Myth concept; businesses may need to be systematized, but their people need to run the systems, and the systems run the business. We serve as our clients' IT resource. We actively seek clients who want to grow rapidly, and who understand that properly managed technology is an indispensable part of that growth.

We begin by sending a sales/support engineer to the client site armed with an extensive survey/checklist to gain insight on the business needs. Back at the Network Operations Center, our senior engineers design the solution and its implementation plan. Following the plan, the network is installed, remote support is in place, and the monitoring/remote support begines when the installation is finished.

During fiscal year 2002 Rimmer served approximately 100 different customers, most of which it anticipates serving in fiscal year 2003.

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

SERVICE BENEFITS

Rimmer provides customers with a stable, easy-to-manage and secure information technology infrastructure, which directly affects the customers' bottom line. A company's information technology infrastructure includes its computer hardware, software, cables, servers, workstations and network operating system and is the base upon which a specific application software is run. All of these components, regardless of when purchased or where located, must be made compatible to each other and the application software in order for the computer system to work effectively. Rimmer believes a stable, easy to manage information technology infrastructure greatly increases employee productivity: the information system tools are always available for use, and the data is accessible. Rimmer believes the impact on employee productivity that is provided by a stable computer system can be enormous. Additionally, Rimmer provides the peace of mind that comes from knowing the client's networks are as secure as possible.

TARGET MARKET DEFINED

Any businesses that use IBM-compatible microcomputers (PCs) and are interested in utilizing technology to create a competitive advantage for themselves are potential clients. Historically, Rimmer has targeted small to medium businesses with 10 to 250 workstations.

COMPETITION

There are three types of competitors: large, multi-location companies, such as IBM, and EDS; regional and local firms of similar size, such as JJ Croney & Associates, Sentinel Technologies, and Hughes Callahan; and one-man companies.

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

The Company will most likely accomplish any future acquisition by merging the target company into a subsidiary of the Company. Under Nevada law such a merger would not require shareholder approval.

EMPLOYEES

At December 26, 2002 Rimmer employed 4 systems engineers, two salesmen, one operations manager, one administrative/accountant, in addition to management. Rimmer has no plans for additional hirings at this time, except those made through acquisitions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing for one year approximately 1,200 square feet of space at its principal offices at a monthly rent of approximately $1,212 plus tax. This site is suitable for the current operations. No difficulty is seen in acquiring additional space in the same general area as it is needed in the future.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings involving any matter other than normal service contract disputes against the Company pending or threatened at December 26, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's shareholders during the 2002 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The Company's common stock was not actively traded until October 3, 2001. The principal market in which the Company's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the RIMI symbol. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 2002, by fiscal quarter, and through December 20, 2002.

                                                        LOW      HIGH
                                                       -----     -----
     October 1, 2001 - December 31, 2001               $0.22     $0.85
     January 1, 2002 - March 31, 2002                  $0.04     $0.22
     April 1, 2002 - June 30, 2002                     $0.04     $0.16
     July 1, 2002 - September 30, 2002                 $0.04     $0.50
     October 1, 2002 - December 20, 2002               $0.03     $0.06

HOLDERS. As of December 19, 2002 the Company had 60 stockholders of record, including one nominee for stock brokerage firms holding the shares in "street name".

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

All other shares issued by the Company during 2002 fiscal year were registered with the SEC on Form S-8.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this document which are not historical are forward-looking statements that are made under the "Safe Harbor" provisions of the Private Securities Reform Act of 1995, and, as such, are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, the Company's ability to market its products and services and future customer acceptance for its products and services, and other risks detailed in this document and other documents made available to investors.

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

RESULTS OF OPERATION

YEAR ENDING SEPTEMBER 30, 2002

During the year ended September 30, 2002 the Company produced a net loss of $227,104 on revenues of $747,454, as compared to a net loss of $382,811 on revenues of $1,743,741 for the prior year. The Company's revenues in the year ended September 30, 2002 were $996,287 less than the preceding year. This revenue decrease resulted from a $473,125 decrease in service revenues and a $523,162 decrease in hardware/software revenues from the 2001 fiscal year. Both of the Company's revenue sources were dramatically impacted during the 2002 year by the recessionary forces in the general economy.

The Company's gross profit in the year ended September 30, 2002 decreased by $292,578 over the prior year on revenues of $996,287 less. The Company plans on continuing to emphasize the sale of the more profitable network design and installation services.

The Company's gross profit on its service revenues decreased to 38.1% in 2002, as compared to 46.7% in 2001 as a result of selling less profitable projects in 2002. The Company's gross profit margin on its hardware/software sales increased to 15.0% in 2002 as compared to 7.7% in 2001, primarily as a result of more selective marketing in 2002. The Company expects its profit margins on its service revenues to improve as the general economy improves in 2003.

Rimmer's general and administrative expense decreased by $379,888 during the year ended September 30, 2002 in comparison to the prior year. This cost decrease resulted primarily from: (i) reduced legal and accounting expenses incurred as a result of becoming a "fully reporting company" in June 2001; (ii) decreased marketing expenses in 2002; and (iii) decreased managerial overhead in 2002.

Interest expense decreased by $2,207 during the year ended September 30, 2002 over the prior year, as a result of the average interest rate on the credit card debt decreasing in 2002. The Company is hoping to consolidate its credit card debt into a debt with a lower interest rate.

In 2002 the Company incurred a bad debt expense of $30,950, as compared to $62,142 in 2001. The Company is hopeful that bad debt expenses will be minimal in the future.

YEAR ENDING SEPTEMBER 30, 2001

During the year ended September 30, 2001 the Company produced a net loss of $382,811 on revenues of $1,747,539, as compared to a net loss of $278,524 on revenues of $667,395 for the prior year. The Company's revenues in the year ended September 30, 2001 were $1,076,346 more than the preceding year. This revenue increase resulted from a $458,371 increase in hardware/software sales and service revenues increasing in the 2001 year by $617,975 over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

From April through July 2002 the Company received $55,882 in net offering proceeds from a private placement. These funds supplied working capital and debt reduction capital for the Company. The Company will attempt to obtain additional debt or equity capital in the future as the capital markets improve. If the Company is unable to acquire additional working capital in the near future, the viability and liquidity of the Company may be jeopardized. There is no assurance the Company will be able to secure additional financing if needed in the future, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities decreased by $139,489 (22.0%) from the prior year, primarily as a result of decreased accrued expenses and deferred revenues. The Company's current assets decreased by $172,123 (83.3%) from the prior year, primarily as a result of decreased accounts receivable.

The Company's debt resources have been utilized for a total of $162,264, with Rimmer securing additional debt in the amount of $36,439 during the year ended September 30, 2002. This debt is comprised of one bank loan, one factor note, and several credit card loans. The bank debt of $72,499 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of December 20, 2002. During the coming year the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

During the fourth quarter of 2002 the Internal Revenue Service and the State of Arizona placed tax liens on the Company's assets for the payment of approximately $38,000 of employee tax liability. The Company has been paying interest on this debt since 2000.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, officers and key employees of the Company are as follows:

     Name and Address                    Age        Position
     ----------------                    ---        --------
     Christina M. Strauch                47         Director, Chairman,
     7579 E. Main St., Suite 600                    Secretary and Treasurer
     Scottsdale, AZ 85251

     Robert H. Korndorffer               67         Director
     7579 E. Main St., Suite 600
     Scottsdale, AZ 85251

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

ITEM 10. EXECUTIVE COMPENSATION

Rimmer had employment contracts with Ms. Strauch and Mr. Korndorffer, which expired on April 30, 2002.

The current annual  salaries of the Company's  current  officers are as follows:
Ms. Strauch - $60,000.

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

As of December 19, 2001 the Company had outstanding stock options for the following number of shares to the indicated persons, all exercisable at $.30 per share: Robert Korndorffer - 500,000 and Christina Strauch - 500,000.

The compensation of the Company's chief executive officer and each other executive officer who received more than $100,000 as of year end at September 30, 2002, 2001 and 2000 is set forth in the table below.

                                       Annual Compensation                    Long Term Compensation
                                                                       -----------------------------------
                                                                                Awards             Payouts
                          -------------------------------------------  ------------------------    -------
                                                            Other      Restricted    Securities
      Name and                                              Annual        Stock      Underlying     LTIP      All Other
     Principal                                           Compensation    Award(s)     Options/     Payouts   Compensation
      Position            Year   Salary($)   Bonus ($)        ($)          ($)         SARs (#)      ($)          ($)
      --------            ----   ---------   ---------   ------------  ----------    ----------    -------   ------------

Christina M. Strauch      2002    60,000
                          2001    60,000         --           --           --                0        --           --
                          2000    60,000         --           --           --          500,000        --           --

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2002 fiscal year to the Company's chief executive officer and each other executive officer who received more than $100,000 in compensation.

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

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at 2002 year-end for the Company's chief executive officer and each other officer who received more than $100,000 in compensation.

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

----------
(1) Since the Company's stock was trading far below the exercise price, these options are not deemed in the money.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 19, 2002 there were 8,210,873 shares of Company common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned and which could be purchased in the next 60 days, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Company's total outstanding common stock shares.

                                                Number of           Percent of
       Name of Owner                            Shares(1)           Outstanding
       -------------                            ---------           -----------
Christina M. Strauch (2)(3)                       993,700              12.1%
Robert H. Korndorffer (2)(4)                      576,300              13.7%
Officers and Directors, as
  a Group (2 people) (5)                        2,120,010              25.8%

----------
(1)  Represents shares in which the individual has a beneficial interest.
(2) The address of this person is 7579 E. Main Street, Suite 600, Scottsdale, AZ 85251.
(3) This percentage has not been adjusted for the potential exercise of Ms. Strauch's 500,000 stock options which are now exercisable. In the event Ms. Strauch exercises those options, she would own 1,493,700 shares, which would be 17.1% of the shares then outstanding. (See "Management - Compensation.")
(4) This percentage has not been adjusted for the potential exercise of Mr. Korndorffer's 500,000 stock options which are now exercisable. In the event Mr. Korndorffer exercises those options, he would own 1,626,310 shares, which would be 18.7% of the shares then outstanding. (See "Management - Compensation.")
(5) This percentage has not been adjusted for the potential exercise of management's 1,000,000 stock options which are now exercisable at $.30 per share. In the event management exercises all of those options, management would own 3,120,010 shares, which would be 33.9% of the shares then outstanding. (See "Management - Compensation.")

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

On June 22, 2001 Michael K. Hair, as Company legal counsel, was owed $72,114.63 for legal fees and expenses incurred since July 1, 2000. This debt was converted into 225,251 shares of Company common stock on June 22, 2001. At November 30, 2002 Mr. Hair was owed approximately $88,614.87 for legal fees and expenses incurred since June 22, 2001. Mr. Hair has agreed to convert this debt into shares of Company common stock, but the specific number of shares has not been agreed upon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The exhibits to this filing are set forth below.

(b) On December 14, 2001 the Company filed Form 8-K with the SEC concerning its change of certifying accountant (Item 4 of Form 8-K).

ITEM 14. CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, Christina M. Strauch, after reviewing and evaluating Company's disclosure controls and procedures within 90 days prior to the filing of this annaul report has concluded that Company's disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                                INDEX TO EXHIBITS

   EXHIBIT NUMBER                     DESCRIPTION
   --------------                     -----------
       2.1*       Agreement of Exchange and Plan of Reorganization
       3.1*       Articles of Incorporation
       3.2*       Bylaws
       10.1*      2000 Stock Option Plan
       10.2*      Stock Option Agreement with Robert H. Korndorffer
       10.3*      Stock Option Agreement with Robert H. Korndorffer
       10.4*      Stock Option Agreement with Christina M. Strauch
       10.5*      Stock Option Agreement with Christina M. Strauch
       10.6*      Office Lease
       21.1*      Subsidiaries

* Previously filed in Registration Statement Form 10 on July 11, 2000, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 27, 2002 by the undersigned, thereunto authorized.

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


/s/ Christina M. Strauch     Chairman (Chief            Dated: December 27, 2002
--------------------------   Executive Officer) and
Christina M. Strauch         Treasurer (Chief Financial
                             Officer), Director


/s/ Robert H. Korndorffer    Director                   Dated: December 27, 2002
--------------------------
Robert H. Korndorffer

 Certificate of the Principal Executive Officer and Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Christina M. Strauch, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer of Rim Holdings, hereby certify that:

     (1)  I have reviewed this annual report on Form 10-KSB of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certificate on the 27th day of December, 2002.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch
Chairman, Principal Executive Officer,
Treasurer, and Principal Financial Officer

   CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
        TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Christina M. Strauch, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Rim Holdings Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of the 27th day of December, 2002.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch, Chairman of the Board
of Directors, Chief Executive Officer,
Treasurer and Chief Financial Officer

                         RIM HOLDINGS INC. & SUBSIDIARY

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                      YEARS ENDED SEPTEMBER 30, 2002 & 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT ACCOUNTANT'S AUDIT REPORT......................................    2

FINANCIAL STATEMENTS

     Balance Sheet.........................................................  3-4

     Statement of Operations...............................................    5

     Statement of Shareholders' Equity.....................................    6

     Statement of Cash Flows...............................................    7

     Notes to Financial Statements......................................... 8-16

December 23, 2002


The Board of Directors
Rim Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rim Holdings, Inc. and Subsidiary as of September 30, 2002 and September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim Holdings, Inc. and Subsidiary as of September 30, 2002 and September 30, 2001 and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended, in conformity with generally accepted accounting principles.

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

Phoenix, Arizona
December 23, 2002

                         RIM HOLDINGS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001


                                     ASSETS


                                                           2002         2001
                                                         ---------    ---------
CURRENT ASSETS
  Cash and Cash Equivalents                                     --    $  18,961

  Accounts Receivable-Trade, Net of allowance
    for doubtful accounts of $62,143 as of
    September 30, 2001                                      33,564      187,265

  Other Current Assets                                         963          424
                                                         ---------    ---------

TOTAL CURRENT ASSETS                                     $  34,527    $ 206,650

Property and Equipment-Net (Note 5)                         38,429       85,061

OTHER ASSETS

  Deferred Offering Costs                                       --       13,229
  Deposits                                                   1,277        1,910
  Cash Surrender Value of Life Insurance                     1,221        1,131
  Note Receivable-Related Party (Note 4)                     1,202       20,323
                                                         ---------    ---------

                                                         $  76,656    $ 328,304
                                                         =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           2002         2001
                                                         ---------    ---------
CURRENT LIABILITIES
  Current Portion of Notes Payable (Note 3)              $  11,859           --
  Capital Leases Obligations (Note 6)                        6,708       31,628
  Bank Line of Credit (Note 3)                              72,499       73,586
  Accounts Payable
    -Trade                                                 127,439      209,202
    -Other (Note 12)                                       157,751       87,078
  Cash Overdraft                                             7,509
  Accrued Expenses                                          79,018      126,472
  Deferred Revenues                                         32,047      106,353
                                                         ---------    ---------

TOTAL CURRENT LIABILITIES                                $ 494,830    $ 634,319

Capital Lease Obligations, Less Current Portion (Note 6)         0        6,708

STOCKHOLDERS EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding
  Common Stock, .001 par value
    20,000,000 shares authorized; 8,097,933 and
    5,123,936 outstanding at September 30, 2002
    and 2001, respectively                                   7,718        5,124
  Additional Paid In Capital                               499,337      380,278
  Accumulated Deficit                                     (925,229)    (698,125)
                                                         ---------    ---------

TOTAL STOCKHOLDERS EQUITY (DEFICIT)                       (418,174)    (312,723)
                                                         ---------    ---------
                                                         $  76,656    $ 328,304
                                                         =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           September 30, 2002 and 2001


                                                                   2002           2001
                                                                -----------    -----------
REVENUE

  Service                                                       $   535,649    $ 1,008,774
  Products                                                          211,805        734,967
                                                                -----------    -----------
                                                                    747,454      1,743,741
                                                                -----------    -----------
COST OF SALES

  Service                                                           331,444        537,191
  Products                                                          180,079        678,041
                                                                -----------    -----------
                                                                    511,523      1,215,232
                                                                -----------    -----------

GROSS PROFIT                                                    $   235,931    $   528,509

  General and Administrative Expense                                431,325        811,213
  Bad Debt Expense                                                   30,950         62,142
                                                                -----------    -----------

LOSS FROM OPERATIONS                                               (226,344)      (344,846)

OTHER INCOME (EXPENSE)
  Non-recurring Charge - Write-off Goldmine Licence (Note 11)            --        (14,000)
  Interest Income                                                       681          3,201
  Interest Expense                                                  (25,556)       (27,763)
  Other Income                                                       24,115            597
                                                                -----------    -----------

NET LOSS                                                           (227,104)      (382,811)
                                                                ===========    ===========

BASIC LOSS PER SHARE                                                  (0.04)         (0.08)
                                                                ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                               6,318,917      4,825,950
                                                                ===========    ===========

    The accompanying notes are an integral part of these financial statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           September 30, 2002 and 2001


                                                       Common Stock          Additional     Retained    Stockholders'
                                                 ------------------------     Paid-In       Earnings       Equity
                                                   Shares        Amount       Capital       (Deficit)     (Deficit)
                                                 ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2000                     4,734,171    $    4,734    $  279,179    $ (315,314)   $  (31,401)

Stock Issued for Services                           389,765           390       101,099                     101,489

Net Loss for the Year Ended September 30, 2001                                               (382,811)     (382,811)
                                                 ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2001                     5,123,936    $    5,124    $  380,278    $ (698,125)   $ (312,723)

Stock Issued for Services                           348,997           349        65,422                      65,771

Issuance of Common Stock for Cash                 2,625,000         2,245       128,997                     131,242

Offering Costs                                                                  (75,360)                    (75,360)

Net Loss for the Year Ended September 30, 2002                                                      0             0
                                                 ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2002                     8,097,933    $    7,718    $  499,337    $ (698,125)   $ (191,070)
                                                 ==========    ==========    ==========    ==========    ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           September 30, 2002 and 2001


                                                          2002          2001
                                                        ---------     ---------
Reconciliation of Net Loss to Net Cash Provided
(Used) by Operating Activities

     Net Income (Loss)                                  $(227,104)    $(382,811)

Adjustment to Reconcile Net Income to Net Cash
     Provided By Operating Activities:

     Depreciation / Amortization                           46,632        53,438
     Stock and Options Issued for Services                 65,771       101,490
     Non Cash Write-off of Goldmine License                    --        14,000

Changes in Assets and Liabilities:
  Accounts Receivable - Trade                             153,701      (115,802)
  Inventory                                                    --         2,250
  Other Current Assets                                       (539)         (424)
  Deposits                                                    633        (1,910)
  Deferred Offering Cost                                   13,229       (13,229)
  Cash Surrender Value of Life Insurance                      (90)        8,172
  Accounts Payable - Trade                                (81,763)       41,900
  Accounts Payable - Other                                 70,673        42,078
  Accrued Expenses                                        (47,454)       97,871
  Deferred Revenue                                        (74,306)       83,530
                                                        ---------     ---------

NET CASH (USED) BY OPERATING ACTIVITIES                 $ (80,617)    $ (69,447)

CASH FLOWS FROM INVESTING ACTIVITIES

Collection of Note Receivable - Related Party              19,121        31,897
Purchase of Fixed Assets                                       --       (78,249)
                                                        ---------     ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        $  19,121     $ (46,352)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Bank Line of Credit                           (1,087)
Repayment of Capital Lease Obligations                    (31,628)
Repayment of Debt                                          (3,900)       97,739
Proceeds From Debt                                         15,759       (66,641)
Net Proceeds From Private Placement Offering               55,882            --
                                                        ---------     ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $  35,026     $  31,098

NET INCREASE (DECREASE) IN CASH                           (26,470)      (84,701)

CASH AT BEGINNING OF YEAR                                  18,961       103,662
                                                        ---------     ---------

CASH AS OF SEPTEMBER 30, 2002 AND 2001                  $  (7,509)    $  18,961
                                                        =========     =========
Supplementary Cash Flow Information:

Cash paid during the period for interest                $  25,556     $  27,763
                                                        =========     =========

    The accompanying notes are an integral part of these financial statements

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

Rim.Com, Inc. was incorporated in Nevada on February 14, 2000 and had no operating activity prior to the time of the merger on April 6, 2000. As such, the merger has been accounted for as a recapitalization.

Rim.Com Inc. changed its name, by majority shareholder approval, to Rim Holdings, Inc. as filed in the articles of amendment with the state of Nevada on June 6, 2002.

Rim Holdings, Inc. (The Company) provides installation and consulting services pertaining to computer hardware, software and systems. It provides the majority of its services to small businesses throughout the Southwestern United States.

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

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the financial position, results of operations, and cash flows of Rim Holdings, Inc. and its wholly-owned subsidiary, Rimmer Computer, Inc. All intercompany transactions, accounts and balances have been eliminated in consolidation.

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of September 30, 2001 the allowance for doubtful accounts was $62,143.

An allowance for doubtful accounts was not established as of September 30, 2002 as management feels that accounts receivable is fully collectible.

INVENTORY:

Inventory consists of various computer cables and other computer hardware to be used on an as needed basis. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based on anticipated current sales prices. Provisions are made periodically for obsolete and slow moving inventory.

As of September 30, 2002 the Company did not have a material inventory balance.

CASH AND CASH EQUIVALENTS:

For the purposes of the balance sheet and statement of cash flows, the company considers all investments purchased with original maturities of three months or less to be cash equivalents.

In non-cash transactions, the Company acquired equipment through financing totaling $82,249.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded as cost. Depreciation is provided for on the straight-line method over the estimated useful lived of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially adds to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended 2002 and 2001, depreciation expense was $46,632 and $53,438, respectively.

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION(Continued):

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Assumed exercise of the outstanding options at September 30, 2002 of 1,010,000 have been excluded from the calculation of diluted net loss per common share as their effect is antidulitive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

3. NOTES PAYABLE

Notes payable at September 30, 2002 and 2001, consisted of two (2) and one (1) notes, respectively, with outstanding combined balances of $84,358 and $73,586. The balances consist primarily of a line of credit, with interest at prime plus 2.35% per annum (7.10% on September 30, 2002), due June, 2001. The total credit line of $72,500 was fully utilized. As of September 30, 2002 the line of credit was considered delinquent as it expired in June of 2001. However, as of the date of the auditors report the bank had not declared the note in default.

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


3. NOTES PAYABLE (Continued)

                                                      2002         2001
                                                    ---------    ---------
     As of September 30, the outstanding line of
       credit balance was:                          $  72,499    $  73,586

     Note - New Century Financial                      11,859           --
                                                    ---------    ---------
                                                    $  84,358    $  73,586
                                                    =========    =========

4. RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE - RELATED PARTY:

As of September 30, 2002 and 2001, the note receivable from a related party consisted on one (1) note. The note accrues interest only as of at a rate of 8% per annum and is secured by common stock of the Company.

5. PROPERTY AND EQUIPMENT

Property and Equipment, net of accumulated depreciation, consisted of the following at September 30:

                                                      2002         2001
                                                    ---------    ---------
     Furniture and Fixtures                         $   1,995    $   1,995
     Computer Equipment                                23,938       23,939
     Computer System                                  142,548      142,548
     Copying Equipment                                    807          807
     Office Equipment                                   7,134        7,134
                                                    ---------    ---------
                                                      176,422      176,423
     Less: Accumulated
     Depreciation                                    (137,994)     (91,362)
                                                    ---------    ---------
                                                    $  38,428    $  85,061
                                                    =========    =========

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


6. COMMITMENTS

The Company leases office space and equipment under operating leases. In addition, the Company leases certain software, computer and other equipment under capital leases. Operating and capital leases expire at various months though the year 2004. Approximate minimum future rental and lease payments as of September 30, 2002 are as follows:

                                                     Capital     Operating
                                                     Leases       Leases
                                                    ---------    ---------
     Year Ending September 30,
                        2003                        $   7,429    $  10,761
                        2004                               --        1,556
                                                    ---------    ---------
     Total Minimum Lease Payments                   $   7,429    $  12,317
                                                                 =========
     Less: Amount Representing Interest                   721
                                                    ---------
     Present Value of Minimum Lease Payments            6,708
     Less: Current Portion                              6,708
                                                    ---------
     Long Term Portion                              $       0
                                                    =========

7. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at September 30, 2002, in an amount of $418,174 and negative working capital in the amount of $427,669. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

The Company accounts for its option plan under APB Opnion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share for the years ended September 30, 2002 and 2001 would have been adjusted to the proforma amounts indicated below.

                                                   2002           2001
                                                -----------    -----------
     Net Loss:
          As Reported                           $  (227,104)   $  (382,811)
          Proforma                                 (227,104)      (403,611)

     Loss Per Common Share:
          As Reported                                 (0.04)         (0.08)
          Proforma                                    (0.04)         (0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended September 30:

                                                   2002           2001
                                                -----------    -----------
     Dividend Yield                                 None          None
     Volatility                                      0%            0%
     Risk Free Interest Rate                         8%            8%
     Expected Asset Life                          10 Years       10 Years

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


9. STOCK OPTION PLAN (Continued)

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

A summary of activity for the Company's stock options is presented below for the years ended September 30:

                                                           Weighted                 Weighted
                                                            Average                  Average
                                                           Exercise                 Exercise
                                                 2002        Price        2001        Price
                                              ----------     ------    ----------     ------
Options Outstanding at Beginning of Year       1,580,000     $ 0.30     1,450,000     $ 0.30
Granted                                                                   130,000       0.30
Forfeited                                        570,000                       --         --
Exercised                                                                      --         --
                                              ----------     ------    ----------     ------
Options Outstanding at End of Year             1,010,000     $ 0.30     1,580,000     $ 0.30

Options Available for Grant at End of Year     1,990,000                1,420,000
Average approximate Remaining
  Contractual Life                             7.9 Years                8.9 Years
Weighted Average Fair Value of Options
  Granted During the Year                          $0.16                    $0.16

10. INCOME TAXES

                                                          2002          2001
                                                       ----------    ----------
Tax Benefit of Net Operating Loss                      $   87,645    $  159,418
Less: Valuation Allowance                                 (87,645)     (159,418)
                                                       ----------    ----------
Income Tax Effect                                              --            --

As of September 30, 2002 the Company has approximately $877,196 of net operating loss carryfoward available to offset future federal and state taxable income through 2020.

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


10. INCOME TAXES (Continued)

As of September 30, 2002 the Company had a deferred tax asset valuation allowance in the approximate amount of $363,063. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

11. NON-RECURRING CHARGES

During the fourth quarter of fiscal year 2001, the Company recorded a non-recurring, pretax charge of $14,000 related to the write-off the Goldmine license. The Company believes the license will not provide a future economic value for the 2002 fiscal year.

12. ACCOUNTS PAYABLE - OTHER

Accounts Payable - Other consists of various credit card balances at September 30, 2002 and 2001. The average interest rates at September 30, 2002 and 2001 were approximately 18.7% and 18.7%, respectively, due on demand. Also, a balance of compensation payable in stock was in included in Accounts Payable - Other.

As of the September 30 Accounts Payable - Other included:

                                                         2002        2001
                                                       --------    --------
     Various Credit Cards - Payable on demand:         $ 71,198    $ 60,378

      Stock Compensation Payable:                        86,553      26,700
                                                       --------    --------

                                                       $157,751    $ 87,078
                                                       ========    ========