Form 10QSB
period 2002-12-31
RIM HOLDINGS INC
filed 2003-02-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - December 31, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 12, 2003: 8,410,873

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                RIM HOLDINGS INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                                                            Page
                                                                            ----
PART I

      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       8

      Item 3.  Controls and Procedures                                         9

PART II

      Item 1.  Legal Proceedings                                              10

      Item 2.  Changes in Securities                                          10

      Item 3.  Defaults Upon Senior Securities                               N/A

      Item 4.  Submission of Matter to a Vote of Security Holders            N/A

      Item 5.  Other Matters                                                 N/A

      Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                    11

                         RIM HOLDINGS, INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS

CURRENT ASSETS                                                          2002
                                                                     ----------
Cash & Cash Equivalents                                                     939

  Accounts Receivable-Trade, Net                                         24,375

  Other Current Assets                                                    2,022
                                                                     ----------

TOTAL CURRENT ASSETS                                                 $   27,336

Property and Equipment-Net                                               39,296

OTHER ASSETS

  Deposits                                                                1,277
  Cash Surrender Value of Life Insurance                                  1,221

                                                                     ----------

                                                                     $   69,130
                                                                     ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                                                     2002
                                                                     ----------
  Current Portion of Notes Payable                                   $   12,422
  Capital Leases Obligations                                             11,977
  Bank Line of Credit                                                    72,499
  Accounts Payable
    -Trade                                                              117,142
    -Other                                                              163,413

  Accrued Expenses                                                       79,016
  Deferred Revenues                                                      32,051
                                                                     ----------

TOTAL CURRENT LIABILITIES                                            $  488,520

Capital Lease Obligations, Less Current Portion                               0

STOCKHOLDERS EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
    no shares issued or outstanding

  Common Stock, .001 par value
    20,000,000 shares authorized; 8,210,873
    outstanding                                                           7,724
  Additional Paid In Capital                                            504,978
  Accumulated Deficit                                                  (932,092)
                                                                     ----------

TOTAL STOCKHOLDERS EQUITY (DEFICIT)                                    (419,390)
                                                                     ----------
                                                                     $   69,130
                                                                     ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                 Three months ended, December 31, 2002 and 2001

                                                       2002            2001
                                                   ------------    ------------
REVENUE
  Service                                          $    130,679    $    190,060
  Products                                               63,620          35,607
                                                   ------------    ------------
                                                        194,299         225,667
                                                   ------------    ------------
COST OF SALES
  Service                                                64,848          49,635
  Products                                               49,708          31,826
                                                   ------------    ------------
                                                        114,556          81,461
                                                   ------------    ------------

GROSS PROFIT                                       $     79,743    $    144,206
  General and Administrative Expense                     82,768         231,161
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                            (3,025)        (86,955)

OTHER INCOME (EXPENSE)
  Interest Income                                            24               0
  Interest Expense                                       (6,249)         (4,602)
  Other Income                                            2,387           3,073
                                                   ------------    ------------

NET LOSS                                                 (6,863)        (88,484)
                                                   ============    ============

BASIC LOSS PER SHARE                                       0.00           (0.02)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   8,193,186       5,159,182
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
        UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  For the thee months ended, December 31, 2002

                                                              Common Stock          Additional    Retained    Stockholders'
                                                        ------------------------     Paid-In      Earnings       Equity
                                                          Shares        Amount       Capital      (Deficit)     (Deficit)
                                                        ----------    ----------    ----------   ----------    ----------
Balance at September 30, 2002                            8,097,933    $    7,718    $  499,337   $ (925,229)   $ (418,174)

Common Stock Issued for Services                           112,940             6         5,641                      5,647

Net Loss for the three months Ended December 31, 2002                                                (6,863)       (6,863)
                                                        ----------    ----------    ----------   ----------    ----------

Balance at December 31, 2002                             8,210,873    $    7,724    $  504,978   $ (932,092)   $ (419,390)
                                                        ==========    ==========    ==========   ==========    ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS, INC. & SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended, December 31, 2002 and 2001

                                                          2002          2001
                                                       ----------    ----------
Reconciliation of Net Loss to Net Cash Provided
(Used) by Operating Activities

    Net Income (Loss)                                  $   (6,863)   $  (88,484)

Adjustment to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
    Depreciation / Amortization                             7,330        11,639
    Stock and Options Issued for Services                   5,647        33,858
    Accrued Interest on Related Party Loan                      0          (413)

Changes in Assets and Liabilities:
  Accounts Receivable - Trade                               9,189        68,454
  Other Current Assets                                     (1,059)
  Other Assets                                               (170)        6,722
  Accounts Payable - Trade                                (10,297)       44,771
  Accounts Payable - Other                                  5,662       (12,155)
  Accrued Expenses                                             (2)      (31,119)
  Deferred Revenue                                              4       (48,746)
                                                       ----------    ----------

NET CASH (USED) BY OPERATING ACTIVITIES                $    9,441    $  (15,473)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds From Loan - Related Party                            733
Collection of Note Receivable - Related Party               1,202
Purchase of Fixed Assets                                   (8,198)
                                                       ----------    ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       $   (6,263)   $        0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Capital Lease                                 8,198
Repayment of Capital Lease Obligations                     (2,928)      (14,711)
Repayment of Bank Line of Credit                                0          (408)
                                                       ----------    ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       $    5,270    $  (15,119)

NET INCREASE (DECREASE) IN CASH                             8,448       (30,592)

CASH AS OF OCTOBER 1, 2002 AND 2001                        (7,509)       18,961
                                                       ----------    ----------

CASH AS OF DECEMBER 31, 2002 AND 2001                  $      939    $  (11,631)
                                                       ==========    ==========
Supplementary Cash Flow Information:

Cash paid during the period for interest               $    6,249    $    4,602
                                                       ==========    ==========

    The accompanying notes are an integral part of these financial statements

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended September 30, 2002.

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


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

2.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at December 31, 2002, in an amount of $419,390 and negative working capital in the amount of $461,184. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW

Rim.Com Inc. (the "Company") was formed in February 2000 and had no tangible assets and no liabilities before its acquisition of Rimmer on April 6, 2000. Therefore, the discussion below focuses on the operations of Rimmer, Rim.Com's wholly-owned subsidiary. Rimmer has been in existence since 1987. The Company changed its name to Rim Holdings Inc. in July 2002.

RESULTS OF OPERATION

QUARTER ENDING DECEMBER 31, 2002

During the quarter ended December 31, 2002 the Company produced a net loss of $6,863 on revenues of $194,299, as compared to a net loss of $88,484 on revenues of $225,667 for the same quarter of the prior year. With depreciation and amortization expense of $7,330, the Company was marginally profitable during the quarter from a cash flow standpoint. The Company's revenues in the quarter ended December 31, 2002 were $31,368 (13.9%) less than the same quarter of the preceding year, primarily as a result of a 31.2% decrease in product sales revenues in the 2002 quarter. The Company is hopeful that it will be able to generate greater revenues in future quarters.

The Company's gross profit in the quarter ended December 31, 2002 decreased by $64,463 (44.7%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $74,594 (53.1%) and its gross profit on its product revenues increased by $10,140 (268.2%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 50.4% and on its product revenues was 21.9% during the quarter ended December 31, 2002. During the same quarter of the prior year its gross margin on its service revenues was 73.9%, but was 10.6% on its product revenues. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology and increased billing time of its technicians and management.

The Company's cost of goods sold in the quarter ended December 31, 2002 increased by $33,095 (40.6%) over the same quarter of the prior year. The
Company's cost of goods sold on its service revenues increased by $15,213 (30.6%) over the same quarter of the prior year. The Company's cost of goods sold on its product revenues increased by $17,882 (56.2%) over the same quarter of the prior year. The Company hopes to decrease its costs of producing its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $148,393 (64.2%) during the quarter ended December 31, 2002 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from a reduction in personnel and general overhead expenses. Future expansion in operations may result in some increased costs, particularly in the short-term.

Interest expense increased by $1,647 (35.8%) during the quarter ended December 31, 2002 over the same quarter of the prior year. The Company is hopeful its debt can be reduced substantially in the coming year from internally generated cash flow and additional funding. The Company is also hoping to consolidate its credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities decreased by $6,310 (1.3%) during the quarter ended December 31, 2002 in comparison to the year ending September 31, 2002, primarily as a result of the elimination of its bank overdraft at year end. The Company's trade accounts payable decreased but other account payable increased during the first quarter in comparison to the year end. The Company has negotiated to pay some accrued legal and accounting expenses with its common stock in order to preserve cash. However, the Company's liquidity position has been eroded substantially and is in need of replenishing. In the coming months the Company will attempt to secure additional equity financing to stabilize its liquidity and sustain additional growth. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's debt resources have been utilized for a total of $168,119, with Rimmer obtaining additional $5,269 of capitalized lease debt during the quarter ended December 31, 2002. This debt is comprised of one bank loan, three notes payable, an equipment loan, several credit card loans and two factor loans. At December 31, 2002 Rimmer was paying an annual rate of approximately 11.85% on the bank line, 18.7% on the credit card debt, and 36% on the two factors loans. The bank debt of $72,499 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of February 12, 2003. During 2003 the Company is hopeful of reducing the amount of this debt through equity financing.

Future acquisitions of the Company will be funded primarily by using the Company's common stock. The Company does anticipate expending cash to expand the revenues of any business it may acquire in the future, so the Company may need to obtain additional funds for such expansion, as well as the Company's expansion, in the future. There is no assurance that the Company will be able to acquire any business in the future, since the Company has not yet completed any acquisitions.

ITEM 3. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, Christina M. Strauch, after reviewing and evaluating Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report has concluded that Company's disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 2. CHANGES IN SECURITIES.

          All common stock issued by the Company during the quarter was registered on Form S-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                RIM HOLDINGS INC.



Date: February 13, 2003         By: /s/ Christina M. Strauch
                                    -----------------------------------------
                                    Christina M. Strauch,
                                    Chairman (Chief Executive Officer) and
                                    Treasurer (Chief Financial and Accounting
                                    Officer)

 Certificate of the Principal Executive Officer and Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Christina M. Strauch, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer of Rim Holdings, hereby certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certificate on the 13th day of February, 2003.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch
Chairman, Principal Executive Officer,
Treasurer, and Principal Financial Officer

   CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
        TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Christina M. Strauch, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Rim Holdings Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of the 13th day of February, 2003.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch, Chairman of the Board
of Directors, Chief Executive Officer,
Treasurer and Chief Financial Officer