Form 10QSB
period 2003-03-31
RIM HOLDINGS INC
filed 2003-05-15
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-31047


                               Rim Holdings Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                       86-0995730
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          7579 E. Main, Suite 600, Scottsdale, AZ                       85251
---------------------------------------------------------------       ----------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at May 12, 2003 - 8,410,873

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               RIM HOLDINGS INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Item 1.  Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

                                  ASSETS

                                                        March 31,  September 30,
                                                          2003         2002
                                                        --------     --------
CURRENT ASSETS

  Cash & Cash Equivalents                               $     --     $     --
  Accounts Receivable-Trade, Net Allowance for
    doubtful accounts of $ 913 as of March 31, 2003       25,670       33,564
  Other Current Assets                                       963          963
                                                        --------     --------
TOTAL CURRENT ASSETS                                      26,633       34,527

Property and Equipment-Net                                31,557       38,429

OTHER ASSETS
  Deposits                                                 1,277        1,277
  Cash Surrender Value of Life Insurance                   1,221        1,221
  Note Receivable-Related Party                               --        1,202
                                                        --------     --------
                                                        $ 60,688     $ 76,656
                                                        ========     ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        March 31,  September 30,
                                                          2003         2002
                                                        ---------    ---------
CURRENT LIABILITIES

Current Portion of Note Payables                        $  11,241    $  11,859
Current Portion of Capital Leases Obligations               9,147        6,708
Bank Line of Credit                                        72,399       72,499
Accounts Payable
-Trade                                                    126,513      127,439
-Other                                                    162,922      157,751
Cash Overdraft                                             12,509        7,509
Accrued Expenses                                           77,500       79,018
Deferred Revenues                                          28,830       32,047
                                                        ---------    ---------
TOTAL CURRENT LIABILITIES                               $ 501,061    $ 494,830

Capital Lease Obligations, Less Current Portion                --           --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
  no shares issued or outstanding
Common Stock, .001 par value
  20,000,000 shares authorized; 8,410,873 & 8,097,933
  issued and outstanding at March 31, 2002 &
  September 30, 2002, respectively                          7,734        7,718
Additional Paid In Capital                                514,968      499,337
Accumulated Deficit                                      (963,075)    (925,229)
                                                        ---------    ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (440,373)    (418,174)
                                                        ---------    ---------
                                                        $  60,688    $  76,656
                                                        =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
              SIX AND THREE MONTHS ENDED, MARCH 31, 2003 AND 2002

                                      Six Months Ended March 31,   Three Months Ended March 31,
                                      --------------------------   ----------------------------
                                          2003           2002           2003           2002
                                      -----------    -----------    -----------    -----------
REVENUE
   Service                            $   230,303    $   319,297    $    99,623    $   129,237
   Products                               149,883         58,893         86,263         23,286
                                      -----------    -----------    -----------    -----------
                                          380,186        378,190        185,886        152,523
                                      -----------    -----------    -----------    -----------

COST OF SALES
   Service                                122,911        100,771         55,742         51,135
   Products                               110,481         61,316         62,959         29,490
                                      -----------    -----------    -----------    -----------
                                          233,392        162,087        118,701         80,625
                                      -----------    -----------    -----------    -----------

GROSS PROFIT                          $   146,794    $   216,103    $    67,185    $    71,898

General & Administrative Expenses         171,276        397,053         88,642        165,893
                                      -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                  $   (24,482)   $  (180,950)   $   (21,457)   $   (93,995)

OTHER INCOME (EXPENSE)
   Interest Income                             24            642             --            642
   Interest Expense                       (15,775)       (14,324)        (9,526)        (9,722)
   Other Income                             2,387          9,242             --          6,169
                                      -----------    -----------    -----------    -----------
                                          (13,364)        (4,440)        (9,526)        (2,911)
                                      -----------    -----------    -----------    -----------

NET LOSS                              $   (37,846)   $  (185,390)   $   (30,983)   $   (96,906)
                                      ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                  $     (0.00)   $     (0.04)   $     (0.00)   $     (0.02)
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING     8,193,186      5,211,779      8,193,186      5,211,779
                                      ===========    ===========    ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED, MARCH 31, 2003

                                      Common Stock          Additional    Retained    Stockholders'
                                ------------------------     Paid-In      Earnings       Equity
                                  Shares        Amount       Capital      (Deficit)     (Deficit)
                                ----------    ----------    ----------   ----------    ----------
Balance at September 30, 2002    8,097,933    $    7,718    $  499,337   $ (925,229)   $ (418,174)

Common Stock Issued for
   Services                        312,940            16        15,631                     15,647

Net Loss for the Six Months
   Ended, March 31, 2003                                                    (37,846)      (37,846)
                                ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2003        8,410,873    $    7,734    $  514,968   $ (963,075)   $ (440,373)
                                ==========    ==========    ==========   ==========    ==========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED, MARCH 31, 2003 AND 2002

                                                  For the Three Months Ended March 31,
                                                  ------------------------------------
                                                          2003          2002
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                       $(30,983)     $(96,906)

Adjustment to Reconcile Net Income to Net Cash
     Provided By Operating Activities:

     Depreciation / Amortization                           7,740        14,562
     Stock and Options Issued for Services                10,000        17,503
     Accrued Interest on Related Party Loan                   --          (153)
     Changes in Operating Assets and Liabilities:
        Accounts Receivable - Trade                       (1,294)       70,327
        Other Current Assets                               1,059
        Other Assets                                          --           511
        Accounts Payable - Trade                           9,370        (5,218)
        Accounts Payable - Other                            (492)       15,338
        Accrued Expenses                                  (1,516)      (12,703)
        Deferred Revenue                                  (3,221)      (26,307)
                                                        --------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (9,337)     $(23,046)
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES

     Collection of Related Party Note Receivable        $     --      $ 19,950
                                                        --------      --------
NET CASH  PROVIDED BY INVESTING ACTIVITIES              $     --      $ 19,950
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Bank Line of Credit                       (100)         (678)
     Repayment on Capital Lease Obligations               (2,830)       (5,426)
     Repayment of Debt                                    (1,181)       (3,400)
     Proceeds From Debt                                       --        15,759
                                                        --------      --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $ (4,111)     $  6,255
                                                        --------      --------

NET INCREASE (DECREASE) IN CASH                         $(13,448)     $  3,159

CASH AT BEGINNING OF YEAR                                    939       (11,631)
                                                        --------      --------

        CASH AS OF MARCH 31, 2003 and 2002              $(12,509)     $ (8,472)
                                                        ========      ========

Supplementary Cash Flow Information:

Cash paid during the period for interest                $  9,526      $  9,722
                                                        ========      ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED, MARCH 31, 2003 AND 2002

                                                    For the Six Months Ended March 31,
                                                    ----------------------------------
                                                            2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                        $ (37,846)   $(185,390)

Adjustment to Reconcile Net Income to Net Cash
     Provided By Operating Activities:

     Depreciation / Amortization                            15,071       26,202
     Stock and Options Issued for Services                  15,647       51,361
     Accrued Interest on Related Party Loan                     --         (566)
     Changes in Operating Assets and Liabilities:
        Accounts Receivable - Trade                          7,895      138,780
        Other Assets                                            --        7,233
        Accounts Payable - Trade                              (927)      39,552
        Accounts Payable - Other                             5,171        3,183
        Accrued Expenses                                    (1,519)     (43,822)
        Deferred Revenue                                    (3,217)     (75,052)
                                                         ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               275      (38,519)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Collection of Related Party Note Receivable         $   1,202    $  19,950
     Purchase of Fixed Assets                               (8,198)          --
                                                         ---------    ---------
NET CASH  PROVIDED (USED) BY INVESTING ACTIVITIES        $  (6,996)   $  19,950
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Bank Line of Credit                    $    (100)   $  (1,086)
     Proceeds From Capital Lease Obligations                 8,198
     Repayment on Capital Lease Obligations                 (5,759)     (20,137)
     Repayment of Debt                                        (618)      (3,400)
     Proceeds From Debt                                         --       15,759
                                                         ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             1,721       (8,864)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                          $  (5,000)   $ (27,433)

CASH AT BEGINNING OF YEAR                                   (7,509)      18,961
                                                         ---------    ---------

CASH AS OF MARCH 31, 2003 AND 2002                       $ (12,509)   $  (8,472)
                                                         =========    =========
Supplementary Cash Flow Information:

Cash paid during the period for interest                 $  15,775    $  14,324
                                                         =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

2. ISSUANCES OF NEW SHARES FOR SERVICES

During the quarter ended March 31, 2003, the Company issued 200,000 shares of common stock to employees and consultants for services. The shares were valued at $10,000.

3. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at March 31, 2003, in the amount of $ 440,373 and negative working capital in the amount of $ 474,428. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING MARCH 31, 2003

During the quarter ended March 31, 2003 the Company produced a net loss of $30,983 on revenues of $185,886, as compared to net loss of $96,906 on revenues of $152,523 for the same quarter of the prior year. The Company's revenues in the quarter ended March 31, 2003 were $33,363 (21.9%) higher than the same quarter of the preceding year, primarily as a result of improved economic conditions. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended March 31, 2003 decreased by $4,713 (6.6%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $34,221 (43.8%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 44.0% and on its product revenues was 27.0% during the quarter ended March 31, 2003. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $77,251 (46.6%) during the quarter ended March 31, 2003 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from decreased management non-billable time and cutting unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense decreased by $196 (2.0%) during the quarter ended March 31, 2003 over the same quarter of the prior year, as a result of a constant level of debt. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

SIX MONTH PERIOD ENDING MARCH 31, 2003

During the six month period ended March 31, 2003 the Company produced a net loss of $37,846 on revenues of $380,186, as compared to a net loss of $185,390 on revenues of $378,190 for the same period of the prior year. The Company's revenues in the six month period ended March 31, 2003 were $1,996 (0.5%) higher than the same period of the preceding year. The Company is hopeful that it will be able to generate greater revenues in the future.

The Company's gross profit in the six month period ended March 31, 2003 decreased by $69,309 (32.1%) over the same period of the prior year. The Company's gross profit on its service revenues decreased by $111,134 (50.9%) and the gross profit on its products revenues increased by $39,402 over the same period of the prior year. The Company's gross margin on its service revenues was 46.6% and on its product revenues was 26.3% during the six month period ended March 31, 2003. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $225,777 (56.9%) during the six month period ended March 31, 2003 in comparison to the same period of the prior year. This cost decrease resulted primarily from decreased management non-billable time and cutting unnecessary costs. The Company is hopeful of further reducing its overhead in the next quarter.

Interest expense increased by $1,451 (10.1%) during the six month period ended March 31, 2003 over the same period of the prior year. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

In the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance growth through acquisitions. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities increased by $6,231 (1.3%) from September 30, 2002 to March 31, 2003. The Company has negotiated to pay some accrued legal expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve throughout 2003. However, the Company will continue to seek working capital through equity financing in the coming months.

Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at March 31, 2003. The bank debt of $72,399 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of May 12, 2003. During 2003 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          None

ITEM 2. CHANGES IN SECURITIES.

     In February 2003 Registrant  issued 200,000  restricted common stock shares to a consultant. Registrant believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. All securities issued by the Registrant during the quarter ended March 31, 2003 were registered with the SEC on Form S-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit 11 - Schedule of Computation of Earnings Per Share

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM HOLDINGS INC.


Date: May 14, 2003               By: /s/ Christina M. Strauch
                                     -------------------------------------------
                                     Christina M. Strauch, Chairman
                                     (Chief Executive Officer) and
                                     Treasurer (Chief Financial and Accounting
                                     Officer

 Certificate of the Principal Executive Officer and Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Christina M. Strauch, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer of Rim Holdings Inc., hereby certify that:

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

IN WITNESS WHEREOF, the undersigned has executed this certificate on the 14th day of May, 2003.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch
Chairman, Principal Executive Officer,
Treasurer, and Principal Financial Officer

   CERTIFICATE OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
        TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Christina M. Strauch, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer of Rim Holdings Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report"). The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certificate as of the 14th day of May, 2003.


/s/ Christina M. Strauch
--------------------------------------------
Christina M. Strauch, Chairman of the Board
of Directors, Chief Executive Officer,
Treasurer and Chief Financial Officer