Form 10QSB
period 2003-06-30
RIM HOLDINGS INC
filed 2003-08-14
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended - June 30, 2003

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2003: 8,610,873

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                RIM HOLDINGS INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                                                            Page
                                                                            ----
PART I

      Item 1.  Financial Statements                                            1

      Item 2.  Management's Discussion and Analysis or Plan of Operation       9

      Item 3.  Procedures and Controls
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

ITEM 1. FINANCIAL STATEMENTS

                        RIM HOLDINGS INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002

                                     ASSETS

                                                        June 30,   September 30,
                                                          2003         2002
                                                        --------   -------------
CURRENT ASSETS

  Cash & Cash Equivalents                               $  5,351   $          --
  Accounts Receivable-Trade, Net of allowance for
    doubtful accounts of $913 as of June 30, 2003         40,386          33,564
  Other Current Assets                                       963             963
                                                        --------   -------------

TOTAL CURRENT ASSETS                                      46,700          34,527

Property and Equipment-Net                                24,092          38,429

OTHER ASSETS

  License                                                 10,000              --
  Deposits                                                 1,277           1,277
  Cash Surrender Value of Life Insurance                     691           1,221
  Note Receivable-Related Party                               --           1,202
                                                        --------   -------------

                                                        $ 82,760   $      76,656
                                                        ========   =============

     The accompanying notes are an integral part of the financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       June 30,   September 30,
                                                         2003         2002
                                                      ---------   -------------
CURRENT LIABILITIES

Current Portion of Note Payables                      $   9,535   $      11,859
Current Portion of Capital Leases Obligations             5,374           6,708
Bank Line of Credit                                      72,399          72,499
Accounts Payable
-Trade                                                  135,481         127,439
-Other                                                  168,593         157,751
Cash Overdraft                                               --           7,509
Note Payable-Related Party                                  723              --
Accrued Expenses                                        113,381          79,018
Deferred Revenues                                        28,928          32,047
                                                      ---------    ------------

TOTAL CURRENT LIABILITIES                             $ 534,414    $    494,830

Capital Lease Obligations, Less Current Portion              --              --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
  no shares issued or outstanding                            --              --
Common Stock, .001 par value 20,000,000 shares
  authorized; 8,610,873 & 8,097,933 issued and
  outstanding at June 30, 2003 &
  September 30, 2002, respectively                        8,611           7,718
Additional Paid In Capital                              524,091         499,337
Accumulated Deficit                                    (984,356)       (925,229)
                                                      ---------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (451,654)       (418,174)
                                                      ---------    ------------
                                                      $  82,760    $     76,656
                                                      =========    ============


     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               NINE AND THREE MONTHS ENDED, JUNE 30, 2003 AND 2002

                                    Nine Months Ended June 30,    Three Months Ended June 30,
                                    --------------------------    ---------------------------
                                        2003           2002           2003           2002
                                    -----------    -----------    -----------    -----------
REVENUE

  Service                           $   348,472    $   420,640    $   118,169    $   101,342
  Products                              170,828        176,138         20,945        117,244
                                    -----------    -----------    -----------    -----------
                                        519,300        596,778        139,114        218,586
                                    -----------    -----------    -----------    -----------
COST OF SALES

  Service                               154,806        272,273         31,895         69,435
  Products                              143,438        155,885         32,957         96,425
                                    -----------    -----------    -----------    -----------
                                        298,244        428,158         64,852        165,860
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                        $   221,056    $   168,620    $    74,262    $    52,726

General & Administrative Expenses       259,751        386,865         88,475         90,550
                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS       $   (38,695)   $  (218,245)   $   (14,213)   $   (37,824)

OTHER INCOME (EXPENSE)

  Interest Income                            24            661             --             19
  Interest Expense                      (21,601)       (19,332)        (5,826)        (5,008)
  Other Income/(Loss)                     1,145          9,085         (1,242)           372
                                    -----------    -----------    -----------    -----------
                                        (20,432)        (9,586)        (7,068)        (4,617)
                                    -----------    -----------    -----------    -----------

NET INCOME/(LOSS)                   $   (59,127)   $  (227,831)   $   (21,281)   $   (42,441)
                                    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                $     (0.01)   $     (0.04)   $     (0.00)   $     (0.01)
                                    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING                  8,314,033      5,701,827      8,494,389      6,664,962
                                    ===========    ===========    ===========    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE NINE MONTHS ENDED, JUNE 30, 2003

                                                           Common Stock         Additional     Retained    Stockholders'
                                                     -----------------------      Paid-In      Earnings       Equity
                                                      Shares         Amount       Capital      (Deficit)     (Deficit)
                                                     ---------     ---------     ---------     ---------   -------------
Balance at September 30, 2002                        8,097,933     $   7,718     $ 499,337     $(925,229)    $(418,174)

Common Stock Issued for Services                       312,940           677        14,970            --        15,647

Common Stock Issued for a Licensing Agreement          200,000           200         9,800            --        10,000

Net Loss for the Nine Months Ended June 30, 2003            --            --            --       (59,127)      (59,127)
                                                     ---------     ---------     ---------     ---------     ---------

Balance at June 30, 2003                             8,610,873     $   8,595     $ 524,107     $(984,356)    $(451,654)
                                                     =========     =========     =========     =========     =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED, JUNE 30, 2003 AND 2002

                                                       For the Three Months
                                                          Ended June 30,
                                                      ----------------------
                                                         2003         2002
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                     $ (21,281)   $ (42,441)

Adjustment to Reconcile Net Income to Net Cash
  Provided By Operating Activities:

  Depreciation / Amortization                             7,464       13,100
  Stock and Options Issued for Services                      --       14,410
  Proceeds From Private Offering                             --       46,207
  Changes in Operating Assets and Liabilities:
    Accounts Receivable - Trade                         (14,716)      27,593
    Other Assets                                            531          (19)
    Accounts Payable - Trade                              8,968      (47,134)
    Accounts Payable - Other                              5,671       12,998
    Accrued Expenses                                     35,881       (8,263)
    Deferred Revenue                                         98       (4,138)
                                                      ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      $  22,616    $  12,313
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds From Note Payable - Related Party          $     723    $      --
  Repayment of Bank Line of Credit                           --    $      (1)
  Repayment on Capital Lease Obligations                 (3,773)      (5,636)
  Repayment of Debt                                      (1,706)        (500)
  Proceeds From Debt                                         --           --
                                                      ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      $  (4,756)   $  (6,137)
                                                      ---------    ---------
NET INCREASE (DECREASE) IN CASH                       $  17,860    $   6,176

CASH AT BEGINNING OF YEAR                               (12,509)      (8,472)
                                                      ---------    ---------
CASH AS OF JUNE 30, 2003 and 2002                     $   5,351    $  (2,296)
                                                      =========    =========
Supplementary Cash Flow Information:

Cash paid during the period for interest              $   5,826    $   5,008
                                                      =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED, JUNE 30, 2003 AND 2002

                                                          For the Nine Months
                                                             Ended June 30,
                                                        ----------------------
                                                           2003         2002
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                     $ (59,127)   $(227,831)
  Adjustment to Reconcile Net Income to Net Cash
    Provided By Operating Activities:

    Depreciation / Amortization                            22,535       39,301
    Stock and Options Issued for Services                  15,647       65,771
    Net Proceeds From Private Placement Offering               --       46,207
    Changes in Operating Assets and Liabilities:
      Accounts Receivable - Trade                          (6,822)     166,373
      Other Assets                                            530        7,233
      Accounts Payable - Trade                              8,042       (7,581)
      Accounts Payable - Other                             10,842       16,182
      Accrued Expenses                                     34,363      (52,085)
      Deferred Revenue                                     (3,119)     (79,191)
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $  22,891    $ (25,621)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of Related Party Note Receivable               1,202       19,365
  Purchase of Fixed Assets                                 (8,198)          --
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        $  (6,996)   $  19,365
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds From Note Payable - Related Party                  723           --
  Repayment of Bank Line of Credit                           (100)      (1,087)
  Repayment From Capital Lease Obligations                  8,198           --
  Repayment on Capital Lease Obligations                   (9,532)     (25,773)
  Repayment of Debt                                        (2,324)      (3,900)
  Proceeds From Debt                                           --       15,759
                                                        ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        $  (3,035)   $ (15,001)
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH                         $  12,860    $ (21,257)

CASH AT BEGINNING OF YEAR                                  (7,509)      18,961
                                                        ---------    ---------
CASH AS OF JUNE 30, 2003 AND 2002                       $   5,351    $  (2,296)
                                                        =========    =========
Supplementary Cash Flow Information:

Cash paid during the period for interest                $  21,601    $  19,332
                                                        =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Diluted earnings per share are not presented, as their effect is antidilutive.

                        RIM HOLDINGS INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

2.   STOCK ISSUANCES & LICENSING AGREEMENT

During the quarter ended June 30, 2003, the Company issued 200,000 shares of common stock for a licensing agreement. The shares were valued at $10,000.

The licensing agreement entitles Rim Holdings, Inc. the rights to develop and sell an invention for disposable particulate filters for civilian and military use. The licensor is entitled to royalties in the form of stock options as specific commercialization steps are met.

3.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at June 30, 2003, in the amount of $ 451,654 and negative working capital in the amount of $ 487,714. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING JUNE 30, 2003

During the quarter ended June 30, 2003 the Company produced a net loss of $21,281 on revenues of $139,114, as compared to a net loss of $42,441 on revenues of $218,586 for the same quarter of the prior year. The Company's revenues in the quarter ended June 30, 2003 were $79,472 (36.4%) lower than the same quarter of the preceding year, primarily as a result of recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended June 30, 2003 increased by $21,536 (40.8%) over the same quarter of the prior year. The Company's gross profit on its service revenues increased by $54,367 (170.4%) and the gross profit on its products revenues decreased by $32,831 (157.7%) over the same quarter of the prior year. The Company's gross margin on its service revenues was 73.0% and on its product revenues was negative 57.4% during the quarter ended June 30, 2003. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $2,075 (2.3%) during the quarter ended June 30, 2003 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from cutting unnecessary costs, while adding a new Vice president and increasing the President's annual salary. These additional salaries were accrued during the quarter. The Company does not believe its overhead came be reduced substantially in the future.

Interest expense increased by $818 (16.3%) during the quarter ended June 30, 2003 over the same quarter of the prior year, as a result of a slight increase in credit card debt over the prior year. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

NINE MONTH PERIOD ENDING JUNE 30, 2003

During the nine month period ended June 30, 2003 the Company produced a net loss of $59,127 on revenues of $519,300, as compared to a net loss of $227,831 on revenues of $596,778 for the same period of the prior year. The Company's revenues in the nine month period ended June 30, 2003 were $77,478 (13.0%) lower than the same period of the preceding year, primarily as a result of a 17.2% decrease in service revenues and a 3.0% decrease in product sales. These revenue decreases were caused by recessionary forces in the economy and the Company's liquidity problems. The Company is hopeful that it will be able to generate greater revenues in the future.

The Company's gross profit in the nine month period ended June 30, 2003 increased by $52,436 (31.1%) over the same period of the prior year. The Company's gross profit on its service revenues increased by $45,299 (30.5%) and the gross profit on its products revenues increased by $7,137 (35.2%) over the same period of the prior year. The Company's gross margin on its service revenues was 55.6% and on its product revenues was 16.0% during the nine month period ended June 30, 2003. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $127,114 (32.9%) during the nine month period ended June 30, 2003 in comparison to the same period of the prior year. This cost decrease resulted primarily from cutting unnecessary costs. The Company does not believe its overhead came be reduced substantially in the future.

Interest expense increased by $2,269 (11.7%) during the nine month period ended June 30, 2003 over the same period of the prior year, as a result of the slight increase in credit card debt from the prior year. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company commenced a private stock offering in May 2003 and through August 12, 2003 has received approximately $10,000 in offering proceeds which has been used primarily to reduce debt. In the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance the development of a new product line. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities increased by $39,584 (8.0%) from September 30, 2002 to June 30, 2003, primarily as a result of $35,000 of additional accrued management salaries. In the future the Company may negotiate to pay some accrued expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve throughout 2003. However, the Company will continue to seek working capital through equity financing in the coming months.

Rimmer is paying an annual rate of approximately 11.85% on the bank line and 18.7% on the credit card debt at June 30, 2003. The bank debt of $72,399 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of August 12, 2003. During 2003 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

During the fourth quarter of 2002 the Internal Revenue Service and the State of Arizona placed tax liens on the Company's assets for the payment of approximately $38,000 of employer tax liability. The Company has been paying interest on this debt since 2000.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The Company's principal executive officer and principal financial officer, Christina M. Strauch, after reviewing and evaluating Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report has concluded that Company's disclosures and procedures contained no significant deficiencies or material weakness. There have been no significant changes in Company's internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     During the quarter ended June 30, 2003 the Company issued 200,000 shares of its restricted common stock to acquire the right to develop and market a new product from its inventor. This stock issuance was conducted under Section 4(2) of the Securities Act of 1933.

     All other securities issued by Registrant during the quarter ended June 30, 2003 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1  Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act

          32.1  Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                RIM HOLDINGS INC.


Date: August 11, 2003           By: /s/ Christina M. Strauch
                                    --------------------------------------------
                                    Christina M. Strauch, Chairman and Treasurer
                                    (Chief Executive Officer and Chief
                                    Financial and Accounting Officer)