Form 10KSB
period 2003-09-30
RIM HOLDINGS INC
filed 2004-01-06
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 2003

                           Commission File No. 0-31047

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. $449,351 at $0.065 per share as of December 22, 2003

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. 9,043,095 at December 22, 2003

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                RIM HOLDINGS INC.

                                   FORM 10-KSB

                                                                            PAGE
                                                                            ----
PART I

   Item 1.   Description of Business ........................................  3

   Item 2.   Description of Property ........................................  5

   Item 3.   Legal Proceedings...............................................  6

   Item 4.   Submission of Matters to a Vote of Security Holders.............  6

PART II

   Item 5.   Market Price of and Dividends on Registrant's Common
             Equity and Other Shareholder Matters ...........................  7

   Item 6.   Management's Discussion and Analysis or Plan of Operation.......  7

   Item 7.   Financial Statements............................................  9

   Item 8.   Changes In and Disagreements with Accountants ..................  9

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control
             Persons, Compliance with Section 16(d) of the Exchange Act...... 10

   Item 10.  Executive Compensation.......................................... 10

   Item 11.  Security Ownership of Certain Beneficial Owners
             and Management.................................................. 13

   Item 12.  Certain Relationships and Related Transactions.................. 13

   Item 13.  Index to Exhibits .............................................. 14

   Item 14.  Controls and Procedures ........................................ 14

   Item 15.  Auditor Fees.................................................... 14

SIGNATURES   ................................................................ 16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

Rim Holdings Inc. (the "Company" or the "Registrant") was organized in Nevada on February 14, 2000 as Rim.Com Inc. On April 6, 2000, the Company closed its acquisition of its subsidiary, Rimmer Computer Inc., an Arizona corporation which had been in business in Phoenix, Arizona for over thirteen years ("Rimmer"). The acquisition of Rimmer was accomplished by exchanging 3,400,000 shares of Company restricted common stock for 100% of the outstanding shares of Rimmer. The acquisition of Rimmer by the Company was conditioned upon the Company raising a minimum of $250,000 from private placement offerings. On June 30, 2000 the Company simultaneously closed an offering of $260,000 to 13 accredited investors and an offering of $26,750 to 26 non-accredited investors. The Company changed its name to Rim Holdings Inc. on June 6, 2002.

RIMMER COMPUTER

Rimmer Computer, Inc. ("Rimmer") was started on March 1, 1987. The business started out as a brokerage computer hardware company - buying, selling, and leasing computer equipment specializing in IBM 3270 terminals or compatibles. By 1990 Rimmer began to do network consulting helping small business set up and use networked PC's. This line of business continued to grow, initial growth being in large part supported by a large project management contract with the Arizona Department of Transportation. As networking systems became more common, Rimmer became approved as a Novell technical service provider, and Rimmer's target customer group became larger businesses. Today Rimmer, as a company, is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employs five people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers are currently located in the Phoenix, Arizona area. None of Rimmer's customers accounts for more than 10% of its annual revenues.

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

During fiscal year 2003 Rimmer served approximately 100 different customers, most of which it anticipates serving in fiscal year 2004.

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

EMPLOYEES

At December 22, 2003 Rimmer employed 2 systems engineers, one salesmen, one administrative person and one accountant, in addition to management. Rimmer has no plans for additional hirings at this time, except those made through acquisitions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing for one year approximately 1,200 square feet of space at its principal offices at a monthly rent of approximately $1,212 plus tax. This site is suitable for the current operations. No difficulty is seen in acquiring additional space in the same general area as it is needed in the future.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings involving any matter other than normal service contract disputes against the Company pending or threatened at December 22, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's shareholders during the 2003 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The Company's common stock was not actively traded until October 3, 2001. The principal market in which the Company's common shares (all of which are one class, $.001 par value) were traded was the over-the-counter bulletin board market under the RIMI symbol. The aforesaid securities are not traded or quoted on any automated quotation system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table shows the low and the high bid reported by the NASDAQ Bulletin Board System in 2003, by fiscal quarter, and through December 22, 2003.

                                                        LOW      HIGH
                                                       -----     -----
     January 1, 2002 - March 31, 2002                  $0.04     $0.22
     April 1, 2002 - June 30, 2002                     $0.04     $0.16
     July 1, 2002 - September 30, 2002                 $0.04     $0.50
     October 1, 2002 - December 31, 2002               $0.03     $0.06
     January 1, 2003 - March 31, 2003                  $0.04     $0.05
     April 1, 2003 - June 30, 2003                     $0.04     $0.06
     July 1, 2003 - September 30, 2003                 $0.04     $0.12
     October 1, 2003 - December 22, 2003               $0.05     $0.17

HOLDERS. As of December 22, 2003 the Company had 60 stockholders of record, including one nominee for stock brokerage firms holding the shares in "street name".

DIVIDENDS. The Company has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares in the near future.

In February 2003 Registrant issued 200,000 restricted common stock shares to a consultant. During the quarter ended June 30, 2003 the Company issued 200,000 shares of its restricted common stock to acquire the right to develop and market a new product from its inventor. In August 2003, Registrant issued 200,000 shares of its restricted common stock to an investor of $10,000, with an additional 10,000 restricted shares being issued as a finder's fee. These transactions were conducted under Section 4(2) of the Securities Act of 1933.

All other shares issued by the Company during 2003 fiscal year were registered with the SEC on Form S-8.

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

RESULTS OF OPERATION

YEAR ENDING SEPTEMBER 30, 2003

During the year ended September 30, 2003 the Company produced a net loss of $32,372 on revenues of $695,167, as compared to a net loss of $227,104 on revenues of $747,454 for the prior year. The Company's revenues in the year ended September 30, 2003 were $52,287 less than the preceding year. This revenue decrease resulted from a $110,194 decrease in service revenues from the 2002 fiscal year. Both of the Company's revenue sources were dramatically impacted during the 2003 year by the recessionary forces in the general economy.

The Company's gross profit in the year ended September 30, 2003 increased by $52,918 over the prior year on revenues of $52,287 less. The Company's gross profit on its service revenues increased to 56.5% in 2003, as compared to 38.1% in 2002 as a result of marketing more profitable projects in 2003. The Company's gross profit margin on its hardware/software sales increased to 18.0% in 2003 as compared to 15.0% in 2002, primarily as a result of more selective marketing in 2003. The Company plans on continuing to emphasize the sale of the more profitable network design and installation services.

The Company's general and administrative expense decreased by $118,130 during the year ended September 30, 2003 in comparison to the prior year. This cost decrease resulted primarily from decreased marketing expenses and decreased managerial overhead in 2003.

Interest expense increased by $6,205 during the year ended September 30, 2003 over the prior year, as a result of using a factor for all of 2003 in comparison to only a portion of 2002. The Company is hoping to consolidate its credit card debt into a debt with a lower interest rate.

In 2003 the Company incurred a bad debt expense of $10,071, as compared to $30,950 in 2002. The Company is hopeful that bad debt expenses will be minimal in the future.

LIQUIDITY AND CAPITAL RESOURCES

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

In 2003 the Company's current liabilities decreased by $5,653 (1.1%) from the prior year. The Company's current assets increased by $8,260 (23.9%) from the prior year, primarily as a result of a slight increase in accounts receivable.

The Company's debt resources have been utilized for a total of $147,206. This debt is comprised of one bank loan, notes payable and several credit card loans. The bank debt of $72,399 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of December 22, 2003. During the coming year the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

During the fourth quarter of 2002 the Internal Revenue Service placed a lien on the Company's assets for the payment of approximately $25,000 of employee tax liability. The Company has been paying on this debt since 2000.

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

Semple & Cooper had been the Company's certifying accountant for the prior two years. During the past two years Semple & Cooper's report on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding the Company's "ability to continue as a going concern." The Company had no disagreements with Semple & Cooper during the past two years and any subsequent interim period preceding the date of dismissal on December 10, 2001 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semple & Cooper, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, officers and key employees of the Company are as follows:

     Name and Address                    Age        Position
     ----------------                    ---        --------

     Christina M. Strauch                49         Director, Chairman,
     7579 E. Main St., Suite 600                    Secretary and Treasurer
     Scottsdale, AZ 85251

     Robert H. Korndorffer               69         Director
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

The Company's Board of Directors serves as its Audit Committee because the Company is too small to have an Audit Committee. The Company does not have an audit committee financial expert because no one on the Board of Directors is so qualified.

ITEM 10. EXECUTIVE COMPENSATION

Rimmer had employment contracts with Ms. Strauch and Mr. Korndorffer, which expired on April 30, 2002.

The current annual  salaries of the Company's  current  officers are as follows:
Ms. Strauch - $120,000.

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

As of December 22, 2003 the Company had outstanding stock options for the following number of shares to the indicated persons, all exercisable at $.30 per share: Robert Korndorffer - 500,000 and Christina Strauch - 500,000.

The compensation of the Company's chief executive officer and each other executive officer who received more than $100,000 as of year end at September 30, 2003, 2002 and 2001 is set forth in the table below.

                                       Annual Compensation                    Long Term Compensation
                                                                       -----------------------------------
                                                                                Awards             Payouts
                          -------------------------------------------  ------------------------    -------
                                                            Other      Restricted    Securities
      Name and                                              Annual        Stock      Underlying     LTIP      All Other
      Principal                                          Compensation    Award(s)     Options/     Payouts   Compensation
      Position            Year   Salary($)   Bonus ($)        ($)          ($)         SARs (#)      ($)          ($)
      ---------           ----   ---------   ---------   ------------  ----------    ----------    -------   ------------

Christina M. Strauch      2003    90,000         --           --           --               --        --           --
                          2002    60,000         --           --           --               --        --           --
                          2001    60,000         --           --           --               --        --           --

The following table sets forth certain information concerning the stock options (with stock appreciation rights) granted during the 2003 fiscal year to the Company's chief executive officer and each other executive officer who received more than $100,000 in compensation.

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

The following table sets forth information concerning each exercise of stock options and the value of unexercised options (with stock appreciation rights) at 2003 year-end for the Company's chief executive officer and each other officer who received more than $100,000 in compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 22, 2003 there were 9,043,095 shares of Company common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned and which could be purchased in the next 60 days, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Company's total outstanding common stock shares.

                                                Number of           Percent of
       Name of Owner                            Shares(1)           Outstanding
       -------------                            ---------           -----------
Christina M. Strauch (2)(3)                       993,700              11.0%
Robert H. Korndorffer (2)(4)                    1,136,300              12.6%
Officers and Directors, as
  a Group (2 people) (5)                        2,130,010              23.6%

----------
(1)  Represents shares in which the individual has a beneficial interest.
(2) The address of this person is 7579 E. Main Street, Suite 600, Scottsdale, AZ 85251.
(3) This percentage has not been adjusted for the potential exercise of Ms. Strauch's 500,000 stock options which are now exercisable. In the event Ms. Strauch exercises those options, she would own 1,493,700 shares, which would be 15.7% of the shares then outstanding. (See "Management - Compensation.")
(4) This percentage has not been adjusted for the potential exercise of Mr. Korndorffer's 500,000 stock options which are now exercisable. In the event Mr. Korndorffer exercises those options, he would own 1,626,310 shares, which would be 17.1% of the shares then outstanding. (See "Management - Compensation.")
(5) This percentage has not been adjusted for the potential exercise of management's 1,000,000 stock options which are now exercisable at $.30 per share. In the event management exercises all of those options, management would own 3,130,010 shares, which would be 31.2% of the shares then outstanding. (See "Management - Compensation.")

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

At December 31, 1999 Christina M. Strauch owed Rimmer approximately $73,636 as interest free salary advances. On January 25, 2000 Ms. Strauch repaid $20,000 of this advance. Ms. Strauch repaid the balance from her salary though December 31, 2002, when the note was repaid in full with interest.

On May 25, 2000 Michael K. Hair, then an Officer and Director of the Company, loaned Rimmer $20,000. This sum was repaid on July 3, 2000 with no interest.

On June 22, 2001 Michael K. Hair, as Company legal counsel, was owed $72,114.63 for legal fees and expenses incurred since July 1, 2000. This debt was converted into 225,251 shares of Company common stock on June 22, 2001. At November 30, 2003 Mr. Hair was owed approximately $108,000 for legal fees and expenses incurred since June 22, 2001. In December 2003 Mr. Hair agreed to convert $20,000 of this debt for 222,222 shares of Company common stock. Mr. Hair has agreed to convert the remainder of this debt into shares of Company common stock, but the specific number of shares has not been agreed upon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The exhibits to this filing are set forth below.

(b) The Company filed no reports on Form 8-K with the SEC during the 2003 fiscal year.

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

ITEM 15. AUDITOR FEES

In the last fiscal year the Company paid $8,250 to its auditor for auditing services; $1,100 for tax services; and $540 for other services. In the 2002 fiscal year the Company paid $9,500 to its auditor for auditing services and no money for any other services.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                             DESCRIPTION
   --------    -----------------------------------------------------------------

     2.1*      Agreement of Exchange and Plan of Reorganization
     3.1*      Articles of Incorporation
     3.2*      Bylaws
    10.1*      2000 Stock Option Plan
    10.2*      Stock Option Agreement with Robert H. Korndorffer
    10.3*      Stock Option Agreement with Robert H. Korndorffer
    10.4*      Stock Option Agreement with Christina M. Strauch
    10.5*      Stock Option Agreement with Christina M. Strauch
    10.6*      Office Lease
    21.1*      Subsidiaries
    31         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
    32         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed in Registration Statement Form 10 on July 11, 2000, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 5, 2004 by the undersigned, thereunto authorized.

                                       RIM HOLDINGS INC.

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


/s/ Christina M. Strauch     Chairman (Chief            Dated: January 5, 2004
--------------------------   Executive Officer) and
Christina M. Strauch         Treasurer (Chief Financial
                             Officer), Director


/s/ Robert H. Korndorffer    Director                   Dated: January 5, 2004
--------------------------
Robert H. Korndorffer

                         RIM HOLDINGS INC. & SUBSIDIARY

                              FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY INFORMATION

                     YEARS ENDED SEPTEMBER 30, 2003 & 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT ACCOUNTANT'S AUDIT REPORT......................................  F-2

FINANCIAL STATEMENTS

     Balance Sheet.........................................................  F-3

     Statement of Operations...............................................  F-5

     Statement of Shareholders' Equity.....................................  F-6

     Statement of Cash Flows...............................................  F-7

     Notes to Financial Statements.........................................  F-8

December 29, 2003


The Board of Directors
Rim Holdings Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rim Holdings Inc. and Subsidiary as of September 30, 2003 and September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rim Holdings Inc. and Subsidiary as of September 30, 2003 and September 30, 2002 and the results of its operations, changes in stockholders' equity(deficit), and its cash flows for the years ended, in conformity with generally accepted accounting principles.

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

Gary E. Hirth, CPA
Phoenix, Arizona
December 29, 2003

                         RIM HOLDINGS INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2003 and 2002


                                     ASSETS

                                                          2003          2002
                                                       ----------    ----------
CURRENT ASSETS

Cash and Cash Equivalents                              $       --    $       --
Accounts Receivable-Trade, Net of allowance
     for doubtful accounts of $913 as of
     September 30, 2003                                    41,824        33,564

Other Current Assets                                          963           963
                                                       ----------    ----------

TOTAL CURRENT ASSETS                                   $   42,787    $   34,527

Property and Equipment-Net (Note 5)                        17,459        38,429

OTHER ASSETS


Licenses-Net (Note 12)                                      9,333            --
Deposits                                                    1,277         1,277
Cash Surrender Value of Life Insurance                      1,442         1,221
Note Receivable-Related Party                                  --         1,202
                                                       ----------    ----------

                                                       $   72,298    $   76,656
                                                       ==========    ==========


     The accompanying notes are an integral part of the financial statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2003 and 2002


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          2003          2002
                                                       ----------    ----------
CURRENT LIABILITIES

Current Portion of Notes Payable                       $    3,990    $   11,859
Current Portion of Capital Lease Obligations                2,386         6,708
Bank Line of Credit                                        72,399        72,499
Accounts Payable
  -Trade                                                   81,665       127,439
  -Other                                                  175,751       157,751
Cash Overdraft                                              4,560         7,509
Note Payable - Related Party                                2,473            --
Accrued Expenses                                          118,937        79,018
Deferred Revenues                                          27,016        32,047
                                                       ----------    ----------

TOTAL CURRENT LIABILITIES                              $  489,177    $  494,830

Capital Lease Obligations, Less Current Portion                --            --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding
Common Stock, .001 par value
   20,000,000 shares authorized; 8,820,873 and
   8,097,933 outstanding at September 30, 2003
   and 2002, respectively                                   8,821         7,718
Additional Paid In Capital                                531,901       499,337
Accumulated Deficit                                      (957,601)     (925,229)
                                                       ----------    ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (416,879)     (418,174)
                                                       ----------    ----------
                                                       $   72,298    $   76,656
                                                       ==========    ==========


     The accompanying notes are an integral part of the financial statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           September 30, 2003 and 2002


                                                          2003          2002
                                                       ----------    ----------
REVENUE

Service                                                   425,455       535,649
Products                                                  269,712       211,805
                                                       ----------    ----------

                                                          695,167       747,454
COST OF SALES

Service                                                   185,225       331,444
Products                                                  221,093       180,079
                                                       ----------    ----------
                                                          406,318       511,523
                                                       ----------    ----------

GROSS PROFIT                                              288,849       235,931

General and Administrative Expense                        313,195       431,325
Bad Debt Expense                                           10,071        30,950
                                                       ----------    ----------

LOSS FROM OPERATIONS                                      (34,417)     (226,344)

OTHER INCOME (EXPENSE)
Interest Income                                             1,599           681
Interest Expense                                          (31,761)      (25,556)
Other Income                                               32,207        24,115
                                                       ----------    ----------

NET LOSS                                                  (32,372)     (227,104)
                                                       ==========    ==========

BASIC LOSS PER SHARE                                        (0.00)        (0.04)
                                                       ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                     8,426,007     6,318,917
                                                       ==========    ==========


    The accompanying notes are an integral part of these financial statements

                         RIM HOLDINGS INC. & SUBSIDIARY
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           September 30, 2003 and 2002

                                                       Common Stock          Additional     Retained    Stockholders'
                                                 ------------------------     Paid-In       Earnings       Equity
                                                   Shares        Amount       Capital       (Deficit)     (Deficit)
                                                 ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2001                     5,123,936    $    5,124    $  380,278    $ (698,125)   $ (312,723)

Stock Issued for Services                           348,997           349        65,422                      65,771

Issuance of Common Stock for Cash                 2,625,000         2,245       128,997                     131,242

Offering Costs                                                                  (75,360)                    (75,360)

Net Loss for the Year Ended September 30, 2002                                               (227,104)     (227,104)
                                                 ----------    ----------    ----------    ----------    ----------
Balance at September 30, 2002                     8,097,933    $    7,718    $  499,337    $ (925,229)   $ (418,174)

Stock Issued for Offering Costs                      10,000            10           (10)

Stock Issued for Services                           312,940           693        14,954                      15,647

Issuance of Common Stock for Cash                   200,000           200         9,800                      10,000

Common Stock for Licensing Agreement                200,000           200         9,800                      10,000

Offering Costs                                                                   (1,980)                     (1,980)

Net Loss for the Year Ended September 30, 2003                                                (32,372)      (32,372)
                                                 ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2003                     8,820,873    $    8,821    $  531,901    $ (957,601)   $ (416,879)
                                                 ==========    ==========    ==========    ==========    ==========


     The accompanying notes are an integral part of the financial statements

                         RIM HOLDINGS INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           September 30, 2003 and 2002


                                                          2003          2002
                                                       ----------    ----------
Reconciliation of Net Loss to Net Cash Provided
(Used) by Operating Activities
     Net Income (Loss)                                 $  (32,372)   $ (227,104)

Adjustment to Reconcile Net Income to Net Cash
     Provided By Operating Activities:
     Depreciation / Amortization                           29,835        46,632
     Stock and Options Issued for Services                 15,647        65,771

Changes in Assets and Liabilities:
   Accounts Receivable - Trade                             (8,260)      153,701
   Other Current Assets                                        --          (539)
   Deposits                                                    --           633
   Deferred Offering Cost                                      --        13,229
   Cash Surrender Value of Life Insurance                    (221)          (90)
   Accounts Payable - Trade                               (45,773)      (81,763)
   Accounts Payable - Other                                18,000        70,673
   Accrued Expenses                                        39,918       (47,454)
   Deferred Revenue                                        (5,031)      (74,306)
                                                       ----------    ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       $   11,743    $  (80,617)

CASH FLOWS FROM INVESTING ACTIVITIES

Collection of Note Receivable - Related Party               1,202        19,121
Purchase of Fixed Assets                                   (8,198)           --
                                                       ----------    ----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       $   (6,996)   $   19,121

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From Note Payable - Related Party                  2,473            --
Repayment of Bank Line of Credit                             (100)       (1,087)
Proceeds From Capital Lease Obligations                     8,198            --
Repayment of Capital Lease Obligations                    (12,520)      (31,628)
Repayment of Debt                                          (7,869)       (3,900)
Proceeds From Debt                                             --        15,759
Net Proceeds From Private Placement Offering                8,020        55,882
                                                       ----------    ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       $   (1,798)   $   35,026

NET INCREASE ( DECREASE) IN CASH                            2,949       (26,470)

CASH AT BEGINNING OF YEAR                                  (7,509)       18,961
                                                       ----------    ----------
CASH AS OF SEPTEMBER 30, 2003 AND 2002, RESPECTIVELY   $   (4,560)   $   (7,509)
                                                       ==========    ==========

Supplementary Cash Flow Information:

Cash paid during the period for interest               $   31,761    $   25,556
                                                       ==========    ==========


    The accompanying notes are an integral part of these financial statements

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


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

Rim.Com Inc. changed its name, by majority shareholder approval, to Rim Holdings, Inc. as filed in the articles of amendment with the state of Nevada on June 6, 2002 .

Rim Holdings Inc. (The Company) provides installation and consulting services pertaining to computer hardware, software and systems. It provides the majority of its services to small businesses throughout the Southwestern United States.

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

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. As of September 30, 2003 the allowance for doubtful accounts was $ 913.

INVENTORY:

Inventory consists of various computer cables and other computer hardware to be used on an as needed basis. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based on anticipated current sales prices. Provisions are made periodically for obsolete and slow moving inventory.

As of September 30, 2003 the Company did not have material inventory balance.

CASH AND CASH EQUIVALENTS:

For the purposes of the balance sheet and statement of cash flows, the company considers all investments purchased with original maturities of three months or less to be cash equivalents.

In non-cash transactions, the Company acquired equipment through financing for the years ended September 30, 2003 and 2002 totaling $ 8,198 and 78,249, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded as cost. Depreciation is provided for on the straight-line method over the estimated useful lived of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially adds to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended September 30, 2003 and 2002, depreciation expense was $ 29,188 and $ 53,438, respectively.

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

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION (Continued):

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

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support customer receivables.

EMPLOYEE STOCK OPTIONS:

At September 30, 2003, the Company has a stock compensation plan, as described further in Note 9. As allowed by SFAS No. 123,"Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation Expense for stock options issued to employees is based on the difference at grant date, between the fair value of the Company's stock and the exercise price of the stock options. No stock based employee compensation cost is reflected in net income as all options granted had an exercise price equal to the Company's common stock at the grant date.

SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share for the years ended September 30, 2003 and 2002 would have been adjusted to the proforma amounts indicated below.
                                                       2003            2002
                                                   ------------    ------------
Net Loss :
     As Reported                                   $    (32,372)   $   (227,104)
     Proforma                                           (32,372)       (227,104)

Loss Per Common Share:
     As Reported                                          (0.00)          (0.04)
     Proforma                                             (0.00)          (0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended September 30:
                                                       2003            2002
                                                   ------------    ------------
Dividend Yield                                         None            None
Volatility                                              0%              0%
Risk Free Interest Rate                                 8%              8%
Expected Asset Life                                  10 Years        10 Years

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EMPLOYEE STOCK OPTIONS(Continued):

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

Assumed exercise of the outstanding options at September 30, 2003 of 1,010,000 have been excluded from the calculation of diluted net loss per common share as their effect is antidulitive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

3.   NOTES PAYABLE

Notes payable at September 30, 2003 and 2002, consisted of two (2) notes, with outstanding combined balances of $ 76,389 and $ 84,358, respectively. The balances consist primarily of a line of credit, with interest at prime plus 2.35% per annum (6.35% on September 30, 2003), due June, 2001. The total credit line of $ 72,500 was fully utilized.

As of September 30, 2003 the line of credit was considered delinquent as it expired in June of 2001. As of the date of the auditor's report the bank had suspended the credit line, however, the bank has not declared the note in default.

                                                       2003            2002
                                                   ------------    ------------

As of September 30, the outstanding line of
credit balance was:                                $     72,399    $     72,499

Note - New Century Financial                              3,990          11,859
                                                   ------------    ------------

                                                   $     76,389    $     84,358
                                                   ============    ============

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


4.   RELATED PARTY TRANSACTIONS

NOTE PAYABLE - RELATED PARTY:

As of September 30, 2003 note payable to related parties consisted of short term loans in the amount of $ 2,473.

5.   PROPERTY AND EQUIPMENT

Property and Equipment, net of accumulated depreciation, consisted of the following at September 30:

                                                       2003            2002
                                                   ------------    ------------

Furniture and Fixtures                             $      1,995    $      1,995
Computer Equipment                                       23,938          23,939
Computer System                                         150,746         142,548
Copying Equipment                                           807             807
Office Equipment                                          7,134           7,134
                                                   ------------    ------------
                                                        184,620         176,423
Less: Accumulated Depreciation                         (167,161)       (137,994)
                                                   ------------    ------------
                                                   $     17,459    $     38,429
                                                   ============    ============
6.   COMMITMENTS

The Company leases office space and equipment under operating leases. In addition, the Company leases certain software, computer and other equipment under capital leases. Operating and capital leases expire at various months though the year 2005. Approximate minimum future rental and lease payments as of September 30 are as follows:

                                                      Capital        Operating
                                                      Leases          Leases
                                                   ------------    ------------
Year Ending September 30,
                    2004                           $      2,386    $     17,044
                    2005                                     --           3,822
                                                   ------------    ------------
Total Minimum Lease Payments                       $      2,386    $     20,866
                                                   ============    ============
Less: Amount Representing Interest                            0
                                                   ------------
Present Value of Minimum Lease Payments                   2,386
Less: Current Portion                                     2,386
                                                   ------------
Long Term Portion                                  $          0
                                                   ============

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

7.   GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at September 30, 2003, in an amount of $ 416,879 and negative working capital in the amount of $ 446,390. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


9.   STOCK OPTION PLAN (CONTINUED)

A summary of activity for the Company's stock options is presented below for the years ended September 30:

                                                            Weighted                    Weighted
                                                            Average                     Average
                                                            Exercise                    Exercise
                                                 2003       Price            2002       Price
                                              ----------    --------      ----------    --------
Options Outstanding at Beginning of Year       1,010,000    $   0.30       1,580,000    $   0.30
Granted                                                                                     0.30
Forfeited                                                                   (570,000)         --
Exercised                                                                         --          --
                                              ----------    --------      ----------    --------
Options Outstanding at End of Year             1,010,000    $   0.30       1,010,000    $   0.30

Options Available for Grant at End of Year     1,990,000                   1,990,000
Average approximate Remaining
     Contractual Life                          6.9 Years                   7.9 Years
Weighted Average Fair Value of Options
     Granted During the Year                  $     0.16                  $     0.16

10.  INCOME TAXES
                                                                      2003
                                                                 --------------
Tax Benefit of Net Operating Loss                                $      309,253
Less: Valuation Allowance                                              (309,253)
                                                                 --------------
Income Tax Effect                                                            --
                                                                 ==============

As of September 30, 2003 the Company has approximately $ 909,568 of net operating loss carryfoward available to offset future federal and state taxable income through 2021 and a deferred tax asset valuation allowance in the approximate amount of $ 309,253. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

                        RIM HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003


11.  ACCOUNTS PAYABLE - OTHER

Accounts Payable - Other consists of various credit card balances at September 30, 2003 and 2002. The average interest rates at September 30, 2003 and 2002 were approximately 19.25 % and 18.7%, respectively, due on demand. Also, non employee compensation payable in stock was in included in Accounts Payable - Other.

As of September 30, Accounts Payable - Other included:

                                                       2003            2002
                                                   ------------    ------------

Various Credit Cards - Payable on demand:          $     65,957    $     71,198

Stock Compensation Payable:                             109,794          86,553
                                                   ------------    ------------
                                                   $    175,751    $    157,751
                                                   ============    ============

12.  INTANGIBLE ASSETS

Intangible assets consist of a license the Company entered into on May 23, 2003 in exchange for 200,000 shares of stock valued at $10,000. The license agreement is for the future development and selling an invention of disposable particulate filters with civilian and military applications. The licensor is entitled to royalties in the form of stock options as specific commercialization steps are met. The license is amortized over its estimated useful life of 15 years.

As of September 30,
                                                                      2003
                                                                 --------------

License                                                          $       10,000
Less: Accumulated Amortization                                             (667)
                                                                 --------------
                                                                 $        9,333
                                                                 ==============