Form 10QSB
period 2003-12-31
RIM HOLDINGS INC
filed 2004-02-17
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended - DECEMBER 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                         Commission file number: 0-31047


                                RIM HOLDINGS INC.
                 (Name of small business issuer in its charter)


             NEVADA                                      86-0995730
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


7579 E. MAIN, SUITE 600, SCOTTSDALE, ARIZONA                85251
(Address of principal executive offices)                  (Zip Code)


                    Issuer's telephone number: (480) 970-3336


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 11, 2004: 9,043,095

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                               RIM HOLDINGS INC.

                                  FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                            PAGE
PART I

Item 1. Financial Statements..............................................    4

Independent Accountant's Review Report....................................    5

Unaudited Financial Statements:
     Balance Sheet........................................................    6
     Statement of Operations..............................................    8
     Statement of Changes in Stockholders' Equity (Deficit)...............    9
     Statement of Cash Flows..............................................   10
     Notes to Financial Statements........................................   11

Item 2. Management's Discussion and Analysis or Plan of Operation.........   13

Item 3. Controls and Procedures...........................................   15

PART II

Item 1. Legal Proceedings.................................................   16

Item 2. Changes in Securities.............................................   16

Item 3. Defaults Upon Senior Securities...................................  N/A

Item 4. Submission of Matters to a Vote of Security Holders...............  N/A

Item 5. Other Information.................................................  N/A

Item 6. Exhibits and Reports on Form 8-K..................................   16

SIGNATURE.................................................................   17

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS






                        RIM HOLDINGS INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION
                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

February 12, 2004

The Board of Directors
Rim Holdings Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Rim Holdings Inc. and Subsidiary as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Gary E. Hirth, CPA
Phoenix, Arizona
February 12, 2004

                        RIM HOLDINGS INC. AND SUBSIDIARY

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003



                                     ASSETS

                                                  December 31,    September 30,
                                                      2003            2003
                                                  ------------    -------------
CURRENT ASSETS

   Cash and Cash Equivalents                      $      2,896    $          --
   Accounts Receivable-Trade, Net allowance
     for doubtful account of $913 as of
     September 30, 2003                                 19,493           41,824
   Other Current Assets                                    963              963
                                                  ------------    -------------
TOTAL CURRENT ASSETS                                    23,352           42,787

Property and Equipment-Net                              10,826           17,459

OTHER ASSETS

   License                                               9,166            9,333
   Deposits                                              1,277            1,277
   Cash Surrender Value of Life Insurance                  527            1,442
                                                  ------------    -------------
                                                  $     45,148    $      72,298
                                                  ============    =============




















     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                  December 31,    September 30,
                                                      2003            2003
                                                  ------------    -------------
CURRENT LIABILITIES

Current Portion of Note Payables                  $      2,490    $       3,990
Current Portion of Capital Leases Obligations               --            2,386
Bank Line of Credit                                     72,399           72,399
Accounts Payable
   Trade                                                78,279           81,665
   Other                                               182,391          175,751
Cash Overdraft                                              --            4,560
Note Payable - Related Party                             6,594            2,473
Accrued Expenses                                       128,603          118,937
Deferred Revenues                                       25,733           27,016
                                                  ------------    -------------
TOTAL CURRENT LIABILITIES                         $    496,489    $     489,177

Capital Lease Obligations, Less Current Portion             --               --

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding
Common Stock, .001 par value
   20,000,000 shares authorized; 9,043,095 and
   8,820,873 issued and outstanding at
   December 31, 2003 and September 30, 2002,
   respectively                                          9,043            8,821
Additional Paid In Capital                             551,679          531,901
Accumulated Deficit                                 (1,012,063)        (957,601)
                                                  ------------    -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (451,341)        (416,879)
                                                  ------------    -------------
                                                  $     45,148    $      72,298
                                                  ============    =============







     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                Three Months Ended December 31,
                                                    2003               2002
                                                ------------       ------------
REVENUE

   Service                                      $     50,264       $    130,679
   Products                                           48,339             63,620
                                                ------------       ------------
                                                      98,603            194,299
                                                ------------       ------------
COST OF SALES

   Service                                            23,116             64,848
   Products                                           49,001             49,708
                                                ------------       ------------
                                                      72,117            114,556
                                                ------------       ------------

GROSS PROFIT                                    $     26,486       $     79,743

General and Administrative Expenses                   47,063             82,768
Bad Debt Expense                                      30,893                 --
                                                ------------       ------------

INCOME/(LOSS) FROM OPERATIONS                   $    (51,470)     $      (3,025)

OTHER INCOME (EXPENSE)

   Interest Income                                        --                 24
   Interest Expense                                   (2,992)            (6,249)
   Other Income/(Loss)                                    --              2,387
                                                ------------       ------------
                                                      (2,992)            (3,838)
                                                ------------       ------------

NET INCOME/(LOSS)                               $    (54,462)      $     (6,863)
                                                ============       ============

BASIC LOSS PER SHARE                            $      (0.01)      $         --
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                8,931,984          8,193,186
                                                ============       ============



     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY

  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

                                                 Common Stock           Additional       Retained      Stockholders'
                                          --------------------------      Paid-In        Earnings         Equity
                                            Shares        Amount          Capital        (Deficit)       (Deficit)
                                          ---------    -------------    -----------    -----------     -------------
Balance at September 30, 2002             8,097,933    $       7,718    $   499,337    $  (925,229)    $    (418,174)

Stock Issued for Offering Costs              10,000               10            (10)

Issuance of Common Stock for Services       312,940              693         14,954                           15,647

Issuance of Common Stock for Cash           200,000              200          9,800                           10,000

Common Stock Issued for
Licensing Agreement                         200,000              200          9,800                           10,000

Offering Costs                                                               (1,980)                          (1,980)

Net Loss for the Year
   Ended, September 30, 2003                                                               (32,372)          (32,372)
                                          ---------    -------------    -----------    -----------     -------------
Balance at September 30, 2003             8,820,873    $       8,821    $   531,901    $  (957,601)    $    (416,879)
                                          ---------    -------------    -----------    -----------     -------------

Issuance of Common Stock for Services       222,222              222         19,778                           20,000

Net Loss for the Three Months
   Ended, December 31, 2003                                                                (54,462)         (54,462)
                                          ---------    -------------    -----------    -----------     -------------
Balance at December 31, 2003              9,043,095    $       9,043    $   551,679    $(1,012,063)    $    (451,341)
                                          =========    =============    ===========    ===========     =============













     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                     For the Three Months Ended
                                                            December 31,
                                                         2003           2002
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $    (54,462)  $    (6,863)
Adjustment to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
   Depreciation/Amortization                                6,800         7,330
   Stocks and Options Issued For Services                  20,000         5,647

   Changes in Operating Assets and Liabilities:
      Accounts Receivable - Trade                          22,331         9,189
      Other Current Assets                                     --        (1,059)
      Other Assets                                            915          (170)
      Accounts Payable - Trade                             (3,386)      (10,297)
      Accounts Payable - Other                              6,640         5,662
      Accrued Expenses                                      9,666            (2)
      Deferred Revenue                                     (1,283)            4
                                                     ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $      7,221   $     9,441
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds From Loan - Related Party                $         --   $       733
   Collection of Related Party Note Receivable                 --         1,202
   Purchase of Fixed Assets                                    --        (8,198)
                                                     ------------   -----------
NET CASH USED BY INVESTING ACTIVITIES                $         --   $    (6,263)
                                                     ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds From Capital Lease Obligations           $         --   $     8,198
   Net Proceeds From Notes Payable - Related Party          4,121
   Repayment on Capital Lease Obligations                  (2,386)       (2,928)
   Repayment of Debt                                       (1,500)
                                                     ------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            $        235   $     5,270
                                                     ------------   -----------
NET INCREASE (DECREASE) IN CASH                      $      7,456   $     8,448

CASH AT BEGINNING OF YEAR                                  (4,560)       (7,509)
                                                     ------------   -----------
   Cash as of December  31, 2003 and 2002            $      2,896   $       939
                                                     ============   ===========
Supplementary Cash Flow Information:

Cash paid during the period for interest             $      2,992   $     6,249
                                                     ============   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                        RIM HOLDINGS INC. AND SUBSIDIARY

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

                        RIM HOLDINGS INC. AND SUBSIDIARY

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

2.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at December 31, 2003, in an amount of $451,341 and negative working capital in the amount of $473,137. The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING DECEMBER 31, 2003

During the quarter ended December 31, 2003 the Company produced a net loss of $54,462 on revenues of $98,603, as compared to a net loss of $6,863 on revenues of $194,299 for the same quarter of the prior year. The Company's revenues in the quarter ended December 31, 2003 were $95,696 (49.3%) lower than the same quarter of the preceding year, primarily as a result of the Company's liquidity problems. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended December 31, 2003 decreased by $53,257 (66.8%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $38,683 (58.8%) and the gross profit on its products revenues decreased to a negative $662, as compared to 21.9% in the same quarter of the prior year. The Company's gross margin on its service revenues was 54.0% and on its product revenues was negative 1.4% during the quarter ended December 31, 2003. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense decreased by $35,705 (43.1%) during the quarter ended December 31, 2003 in comparison to the same quarter of the prior year. This cost decrease resulted primarily from cutting unnecessary expenses. The Company does not believe its overhead can be reduced substantially in the future.

The Company incurred a bad debt expense of $30,893 during the quarter ended December 31, 2003, and had no such expense in the same quarter of the prior year.

Interest expense decreased by $3,257 (52.1%) during the quarter ended December 31, 2003 over the same quarter of the prior year. The Company is hopeful its debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

In the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance the development of a new product line. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities increased by $7,312 (1.5%) from September 30, 2003 to December 31, 2003, primarily as a result of year-end audit expenses. In the future the Company may negotiate to pay some accrued expenses with its common stock. Therefore, the Company anticipates its accounts payable situation to improve throughout 2004. However, the Company will continue to seek working capital through equity financing in the coming months.

The Company's bank debt of $72,399 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of February 12, 2004. During 2004 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

During the fourth quarter of 2002 the Internal Revenue Service and the State of Arizona placed tax liens on the Company's assets for the payment of approximately $38,000 of employer tax liability. The Company has been paying interest on this debt since 2000.

Future acquisitions of the Company will be funded by using the Company's common stock. Such acquisitions may involve issuing an amount of common stock which changes control of the Company. There is no assurance that the Company will be able to acquire any business in the future, since the Company has not yet completed any acquisitions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1     Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act
          32.1     Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  REPORTS ON FORM 8-K

          There were no Reports on Form 8-K filed during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                   RIM HOLDINGS INC.


Date: February 12, 2004            By: /s/ Christina M. Strauch
                                       -----------------------------------------
                                       Christina M. Strauch,
                                       Chairman (Principal Executive Officer)
                                       and Treasurer (Principal Financial
                                       Officer)