Form 10QSB
period 2004-03-31
RIM HOLDINGS INC
filed 2004-05-19
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended - March 31, 2004

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: at May 11, 2004 - 18,740,967

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               RIM HOLDINGS INC.

                                  FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

                                                                            Page
                                                                            ----

Item 1. Financial Statements..............................................    3

Unaudited Financial Statements:
     Balance Sheet........................................................    3
     Statement of Operations..............................................    5
     Statement of Changes in Stockholders' Equity (Deficit)...............    6
     Statement of Cash Flows..............................................    7
     Notes to Financial Statements........................................    9

Item 2. Management's Discussion and Analysis or Plan of Operation.........   12

Item 3. Controls and Procedures...........................................   14

PART II

Item 1. Legal Proceedings.................................................   15

Item 2. Changes in Securities.............................................   15

Item 3. Defaults Upon Senior Securities...................................  N/A

Item 4. Submission of Matters to a Vote of Security Holders...............  N/A

Item 5. Other Information.................................................  N/A

Item 6. Exhibits and Reports on Form 8-K..................................   15

SIGNATURE.................................................................   16

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003


                                     ASSETS

                                                   March 31,      September 30,
                                                     2004             2003
                                                 ------------     -------------
CURRENT ASSETS

Cash and Cash Equivalents                        $         --     $          --
Accounts Receivable-Trade, Net allowance
   for doubtful accounts of $913 as of
   September 30, 2003                                   2,956            41,824
Prepaid Expenses                                       27,651                --
Other Current Assets                                       --               963
                                                 ------------     -------------
TOTAL CURRENT ASSETS                                   30,607            42,787

Property and Equipment-Net                             11,370            17,459

OTHER ASSETS

License                                                 8,999             9,333
Deposits                                                1,277             1,277
Cash Surrender Value of Life Insurance                    596             1,442
                                                 ------------     -------------
                                                 $     52,849     $      72,298
                                                 ============     =============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   March 31,      September 30,
                                                     2004             2003
                                                 ------------     -------------
CURRENT LIABILITIES

Current Portion of Note Payables                 $      1,491     $       3,990
Current Portion of Capital Leases Obligations              --             2,386
Note Payables - Related Party                           8,437             2,473
Bank Line of Credit                                    72,399            72,399
Accounts Payable
-Trade                                                 78,274            81,665
-Other                                                 77,083           175,751
Cash Overdraft                                         12,433             4,560
Accrued Expenses                                       56,321           118,937
Deferred Revenues                                      18,774            27,016
                                                 ------------     -------------
TOTAL CURRENT LIABILITIES                        $    325,212     $     489,177

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding
Common Stock, .001 par value
   20,000,000 shares authorized; 18,740,967
   and 8,820,873 issued and outstanding at
   March 31, 2004 and September 30, 2003,
   respectively                                        18,741             8,821
Additional Paid In Capital                            799,907           531,901
Accumulated Deficit                                (1,091,011)         (957,601)
                                                 ------------     -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (272,363)         (416,879)
                                                 ------------     -------------
                                                 $     52,849     $      72,298
                                                 ============     =============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
              SIX AND THREE MONTHS ENDED, MARCH 31, 2004 AND 2003

                                        Six Months Ended March 31,          Three Months Ended March 31,
                                         2004               2003               2004              2003
                                      ----------         ----------         ----------        ----------
REVENUE

   Service                            $  106,808         $  230,303         $   56,543        $   99,623
   Products                               52,176            149,883              3,836            86,263
                                      ----------         ----------         ----------        ----------
                                         158,984            380,186             60,379           185,886
                                      ----------         ----------         ----------        ----------
COST OF SALES

   Service                                53,941            122,911             30,825            55,742
   Products                               52,906            110,481              3,905            62,959
                                      ----------         ----------         ----------        ----------
                                         106,847            233,392             34,730           118,701
                                      ----------         ----------         ----------        ----------

GROSS PROFIT                          $   52,137         $  146,794         $   25,649        $   67,185

General and Administrative Expenses      177,429            171,276             99,472            88,642
                                      ----------         ----------         ----------        ----------

LOSS FROM OPERATIONS                  $ (125,292)        $  (24,482)        $  (73,823)       $  (21,457)

OTHER INCOME (EXPENSE)

   Interest Income                            --                 24                 --                --
   Interest Expense                       (8,118)           (15,775)            (5,125)           (9,526)
   Other Income                               --              2,387                 --                --
                                      ----------         ----------         ----------        ----------
                                          (8,118)           (13,364)            (5,125)           (9,526)
                                      ----------         ----------         ----------        ----------
NET LOSS                              $ (133,410)        $  (37,846)        $  (78,948)       $  (30,983)
                                      ==========         ==========         ==========        ==========
BASIC LOSS PER SHARE                  $    (0.01)        $    (0.00)        $    (0.01)       $    (0.00)
                                      ==========         ==========         ==========        ==========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                 10,752,269          8,301,428         12,571,334         8,301,428
                                      ==========         ==========         ==========        ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED, MARCH 31, 2004

                                                Common Stock            Additional       Retained      Stockholders'
                                          -------------------------      Paid-In         Earnings         Equity
                                            Shares        Amount         Capital         (Deficit)       (Deficit)
                                          ----------   ------------    ------------    ------------    -------------

Balance at September 30, 2002              8,097,933   $      7,718    $    499,337    $   (925,229)   $    (418,174)

Stock Issued for Offering Costs               10,000             10             (10)

Issuance of Common Stock for Services        312,940            693          14,954                           15,647

Issuance of Common Stock for Cash            200,000            200           9,800                           10,000

Common Stock Issued for
   Licensing Agreement                       200,000            200           9,800                           10,000

Offering Costs                                                               (1,980)                          (1,980)

Net Loss for the Year
   Ended, September 30, 2003                                                                (32,372)         (32,372)
                                          ----------   ------------    ------------    ------------    -------------
Balance at September 30, 2003              8,820,873   $      8,821    $    531,901    $   (957,601)   $    (416,879)
                                          ----------   ------------    ------------    ------------    -------------

Issuance of Common Stock for Services      5,920,094          5,920         192,006                          197,926

Issuance of Common Stock for Salaries      4,000,000          4,000          76,000                           80,000

Net Loss for the Six Months
   Ended, March 31, 2004                                                                   (133,410)        (133,410)
                                          ----------   ------------    ------------    ------------    -------------
Balance at March 31, 2004                 18,740,967   $     18,741    $    799,907    $ (1,091,011)   $    (272,363)
                                          ==========   ============    ============    ============    =============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED, MARCH 31, 2004 AND 2003


                                                    For the Three Months Ended
                                                             March 31,
                                                       2004            2003
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                  $    (78,948)   $    (30,983)

Adjustment to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
   Depreciation/Amortization                                167           7,740
   Stock and Options Issued for Services                177,926          10,000
   Stock Issued for Wages                                80,000              --
   Changes in Operating Assets and Liabilities:
      Accounts Receivable - Trade                        16,537          (1,294)
      Prepaid Expenses                                  (27,651)             --
      Other Current Assets                                  963           1,059
      Other Assets                                          (69)             --
      Accounts Payable - Trade                               (5)          9,370
      Accounts Payable - Other                         (105,308)           (492)
      Accrued Expenses                                  (72,282)         (1,516)
      Deferred Revenue                                   (6,959)         (3,221)
                                                   ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $    (15,629)   $     (9,337)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Fixed Assets                                (544)             --
   Collection of Related Party Note Receivable               --              --
                                                   ------------    ------------
NET CASH  PROVIDED BY INVESTING ACTIVITIES         $       (544)   $         --
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds From Note Payables-Related Party       $      1,843    $         --
   Repayment of Bank Line of Credit                          --            (100)
   Repayment on Capital Lease Obligations                    --          (2,830)
   Repayment of Debt                                       (999)         (1,181)
   Proceeds From Debt                                        --              --
                                                   ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   $        844    $     (4,111)
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                    $    (15,329)   $    (13,448)

CASH AT BEGINNING OF YEAR                                 2,896             939
                                                   ------------    ------------
CASH AS OF MARCH 31, 2004 and 2003                 $    (12,433)   $    (12,509)
                                                   ============    ============
Supplementary Cash Flow Information:

Cash paid during the period for interest           $      5,125    $      9,526
                                                   ============    ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED, MARCH 31, 2004 AND 2003


                                                     For the Six Months Ended
                                                             March 31,
                                                       2004            2003
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                  $   (133,410)   $    (37,846)

Adjustment to Reconcile Net Income to Net Cash
   Provided By Operating Activities:
   Depreciation/Amortization                              6,967          15,071
   Stock and Options Issued for Services                197,926          15,647
   Stock Issued for Wages                                80,000              --
   Changes in Operating Assets and Liabilities:
      Accounts Receivable - Trade                        38,868           7,895
      Prepaid Expenses                                  (27,651)             --
      Other Current Assets                                  963              --
      Other Assets                                          846              --
      Accounts Payable - Trade                           (3,391)           (927)
      Accounts Payable - Other                          (98,668)          5,171
      Accrued Expenses                                  (62,616)         (1,519)
      Deferred Revenue                                   (8,242)         (3,217)
                                                   ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   $     (8,408)   $        275
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of Related Party Note Receivable     $         --    $      1,202
   Purchase of Fixed Assets                                (544)         (8,198)
                                                   ------------    ------------
NET CASH  PROVIDED (USED) BY INVESTING ACTIVITIES  $       (544)   $     (6,996)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Bank Line of Credit                $         --    $       (100)
   Proceeds From Note Payables-Related Party              5,964              --
   Repayment on Capital Lease Obligations                (2,386)         (5,759)
   Repayment of Debt                                     (2,499)           (618)
   Proceeds From Capital Lease Obligations                   --           8,198
                                                   ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          1,079           1,721
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                    $     (7,873)   $     (5,000)

CASH AT BEGINNING OF YEAR                                (4,560)         (7,509)
                                                   ------------    ------------
CASH AS OF MARCH 31, 2004 AND 2003                 $    (12,433)   $    (12,509)
                                                   ============    ============
Supplementary Cash Flow Information:

Cash paid during the period for interest           $      8,118    $     15,775
                                                   ============    ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K-SB for the fiscal year ended September 30, 2003.

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

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

STOCK BASED COMPENSATION:

The Company has adopted FAS No. 123, "Accounting for Stock-Based Compensation." Under FAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by FAS No.
123. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans. Accordingly, there is no related compensation expense recorded in the Company's financial statements for the periods presented. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net Loss:                                          $    (78,948)   $    (30,983)
   As Reported
      Add: Stock-based employee compensations
           expense included in reported net
           income, net of related tax effects      $         --    $         --

       Deduct: Total stock based employee
           Compensation expense determined
           Under fair value based method for
           all awards, net of related tax effects  $         --    $         --
                                                   ------------    ------------
Proforma net loss                                  $   (78,948)    $    (30,983)
                                                   ============    ============
Less per share:
   As reported                                     $      (0.00)   $      (0.00)

   Proforma                                        $      (0.00)   $      (0.00)

                        RIM HOLDINGS, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


2.  ISSUANCES OF NEW SHARES FOR SERVICES

During the quarter ended March 31, 2004, the Company issued 5,697,872 shares of common stock to employees and consultants for services and 4,000,000 shares of common stock for salaries. The shares were valued at $257,926.

3.  GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a stockholders' deficit at March 31, 2004, in the amount of $(272,363) and negative working capital in the amount of $(294,605). The Company has also generated losses from operations in the prior years. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATION

QUARTER ENDING MARCH 31, 2004

During the quarter ended March 31, 2004 the Company produced a net loss of $78,948 on revenues of $60,379, as compared to net loss of $30,983 on revenues of $185,886 for the same quarter of the prior year. The Company's revenues in the quarter ended March 31, 2004 were $125,507 (67.5%) lower than the same quarter of the preceding year, primarily as a result of decreased marketing activity. The Company is hopeful, without assurance, that it will be able to generate more revenues in future quarters.

The Company's gross profit in the quarter ended March 31, 2004 decreased by $41,536 (61.8%) over the same quarter of the prior year. The Company's gross profit on its service revenues decreased by $18,163 (41.4%) over the same quarter of the prior year. The Company's gross profit on its products revenues decreased by $23,373 (100.3%) over the same quarter of the prior year. The
Company's gross margin on its service revenues was 45.5% and on its product revenues was negative 1.8% during the quarter ended March 31, 2004. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense increased by $10,830 (12.2%) during the quarter ended March 31, 2004 in comparison to the same quarter of the prior year. This cost increase resulted primarily from two new consulting contracts during the quarter. The Company is hopeful of reducing its overhead in the next quarter. Interest expense decreased by $4,401 (46.2%) during the quarter ended March 31, 2004 over the same quarter of the prior year, as a result of decreased capital lease obligations and notes payable. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

SIX-MONTH PERIOD ENDING MARCH 31, 2004

During the six-month period ended March 31, 2004 the Company produced a net loss of $133,410 on revenues of $158,984, as compared to a net loss of $37,846 on revenues of $380,186 for the same period of the prior year. The Company's revenues in the six-month period ended March 31, 2004 were $221,196 (58.2%) lower than the same period of the preceding year as a result of decreased marketing activity. The Company is hopeful that it will be able to generate greater revenues in the future.

The Company's gross profit in the six-month period ended March 31, 2004 decreased by $94,657 (64.5%) over the same period of the prior year. The Company's gross profit on its service revenues decreased by $54,525 (50.8%) and the gross profit on its products revenues decreased by $40,132 (101.9%) over the same period of the prior year. The Company's gross margin on its service revenues was 49.5% and on its product revenues was negative 1.4% during the six-month period ended March 31, 2004. The Company hopes to increase its gross margins on its future revenues by increasing its productivity through remote repair technology.

The Company's general and administrative expense increased by $6,153 (3.6%) during the six-month period ended March 31, 2004 in comparison to the same period of the prior year. This cost increase resulted primarily from two new consulting contracts during the second quarter. The Company is hopeful of reducing its overhead in the next quarter.

Interest expense decreased by $7,657 (48.5%) during the six-month period ended March 31, 2004 over the same period of the prior year, as a result of decreased capital lease obligations and notes payable. The Company is hopeful this debt can be reduced substantially in the coming year from internally generated cash flow and additional funding sources. The Company is also hoping to consolidate this credit card debt into a debt with a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

On March 8, 2004 the Company executed a letter of intent and on April 3, 2004 it executed a definitive agreement with Eurofaith Holdings, Inc. and Starway Management Ltd., which provides for the following, among other things: (i) the Company to be recapitalized by means of a 1-for-20 reverse stock split; (ii) the Company to issue approximately 27,408,966 post-split restricted common stock shares to the shareholders of Eurofaith Holdings in exchange for all of the outstanding capital stock of Starway Management; (iii) Starway Management will pay $225,000 to the Company for payment of some of its debts; and (iv) Christina
M. Strauch, the Company's Chairman, will transfer 1,200,000 pre-split shares to the Company in exchange for all of the outstanding capital stock of Rimmer Computer, Inc., the Company's wholly-owned subsidiary (collectively, the "Transaction"). See Form 8-K filed by the Company on March 23, 2004. Starway Management Limited generated over $31 Million U.S. in revenues and over $8.9 Million U.S. in net income during its 2003 fiscal year. The parties to the Transaction are presently conducting their due diligence investigations, and there is no assurance when, if ever, the Transaction will be completed.

If the Transaction is not completed, in the coming months the Company hopes to secure additional equity financing to further reduce its debt and to finance growth through acquisitions. There is no assurance the Company will be able to secure additional financing, because the Company does not have any commitment for such financing at this time.

The Company's current liabilities decreased by $163,905 (33.5%) from September 30, 2003 to March 31, 2004 as a result of paying some accrued legal expenses and salary with its common stock. The Company anticipates its accounts payable situation to improve throughout 2004. However, the Company will continue to seek working capital through equity financing in the coming months.

Rimmer's bank debt of $72,399 became due in the last quarter of fiscal year 2000, although the bank has not requested repayment as of May 14, 2004. During 2004 the Company is hopeful of reducing the amount of this debt through internally generated cash flow or, possibly, re-financing the credit card debt at a lower interest rate.

During the fourth quarter of 2002 the Internal Revenue Service and the State of Arizona placed tax liens on the Company's assets for the payment of approximately $38,000 of employee tax liability. The Company has been paying interest and some principal on this debt since 2000.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     In February 2004 the Company issued 2,500,000 restricted common stock shares to its legal counsel in conversion of $50,000 of accrued legal services and future legal services in connection with the Transaction. In February 2004 the Company also issued 4,000,000 restricted common stock shares to its Chairman in conversion of $80,000 of accrued salary. These shares were issued under
Section 4(2) of the Securities Act of 1933.

     All other securities issued by Registrant during the quarter ended March 31, 2004 were registered with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1     Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act
          32.1     Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  REPORTS ON FORM 8-K

          On March 23, 2004, a Report on Form 8-K was filed by the Registrant relating to the Letter of Intent entered into with Starway Management Ltd.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                 RIM HOLDINGS INC.


Date: May 18, 2004               By: /s/ Christina M. Strauch
                                     -------------------------------------------
                                       Christina M. Strauch
                                       Chairman (Principal Executive Officer)
                                       and Treasurer (Principal Financial
                                       Officer)