Form 10QSB
period 2004-06-30
RIM HOLDINGS INC
filed 2004-08-24
CIK 1119601

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number: 0-31047

                                RIM HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                86-0995730
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                       22/F Morrison Commercial Building
                              31 Morrison Hill Road
                            Wanchai, Hong Kong, China
                    (Address of principal executive offices)


                                 (852) 2891-3130
                 (Issuer's telephone number including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 19, 2004: 17,740,967 shares

Transitional Small Business Disclosure Format: [ ] Yes  [X] No

================================================================================

                                RIM HOLDINGS INC.

                               INDEX TO FORM 10QSB

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of
         June 30, 2004 (Unaudited)                                            3

         Condensed Consolidated Statements of Operations
         and Comprehensive Income for the Three and Six
         Months Ended June 30, 2004 and 2003 (Unaudited)                      4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2004 and 2003
         (Unaudited)                                                          5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                               6

Item 2.  Management's Discussion and Analysis of                             10
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                             13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 11,114,890
  Accounts receivable, net                                            5,582,776
  Current maturities of notes receivable, net                         6,615,192
  Inventories                                                         1,506,437
  Prepaid expenses                                                      628,345
                                                                   ------------
     Total Current Assets                                            25,447,640
                                                                   ------------
PROPERTY AND EQUIPMENT - NET                                            525,248
                                                                   ------------
OTHER ASSETS
  Long-term notes receivable, net                                     8,085,235
  Intangible assets, net                                                213,527
  Due from related parties                                               96,371
                                                                   ------------
     Total Other Assets                                               8,395,133
                                                                   ------------
TOTAL ASSETS                                                       $ 34,368,021
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,509,569
  Current portion note payable                                          977,788
  Loans payable - related parties                                     3,502,089
  Deposits                                                              951,085
  Taxes payable                                                       1,127,899
                                                                   ------------
     Total Current Liabilities                                        8,068,430
                                                                   ------------
LONG-TERM LIABILITIES
  Convertible note payable                                            6,633,440
  Note payable                                                           12,086
                                                                   ------------
     Total Long- Term Liabilities                                     6,645,526
                                                                   ------------
TOTAL LIABILITIES                                                    14,713,956
                                                                   ------------
MINORITY INTEREST                                                    13,253,964

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000
    shares authorized, none issued and outstanding                           --
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 17,740,967 shares issued and outstanding                 17,741
  Additional paid-in capital                                           (178,251)
  Other comprehensive loss                                                4,567
  Retained earnings                                                   6,556,044
                                                                   ------------
     Total Stockholders' Equity                                       6,400,101
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 34,368,021
                                                                   ============

            See accompanying notes to condensed financial statements.

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  For the Three    For the Three     For the Six      For the Six
                                                  Months Ended     Months Ended     Months Ended     Months Ended
                                                  June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                                  -------------    -------------    -------------    -------------
REVENUE                                           $  13,739,415    $   6,760,649    $  22,558,157    $  11,486,342

COST OF GOODS SOLD                                    4,780,495        4,333,159        8,015,377        6,709,375
                                                  -------------    -------------    -------------    -------------
GROSS PROFIT                                          8,958,920        2,427,490       14,542,780        4,776,967
                                                  -------------    -------------    -------------    -------------
OPERATING EXPENSES
  Selling expense                                       257,716          191,257          428,477          439,588
  Operating expense                                     238,399           50,593          414,043          178,967
  General and administrative expenses                    94,906           49,286          285,651          119,806
                                                  -------------    -------------    -------------    -------------
      Total Operating Expenses                          591,021          291,136        1,128,171          738,361
                                                  -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS                                8,367,899        2,136,354       13,414,609        4,038,606
                                                  -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
  Interest income                                           170            1,680              340            1,935
  Loss on disposal of equipment                        (170,242)              --         (170,242)              --
  Interest expense                                      (65,507)            (195)         (66,392)            (202)
  Other expense                                          (2,369)              --           (5,331)              --
  Other income                                            3,584               --            3,584              (67)
                                                  -------------    -------------    -------------    -------------
      Total Other Income (Expense)                     (234,364)           1,485         (238,041)           1,666
                                                  -------------    -------------    -------------    -------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES          8,133,535        2,137,839       13,176,568        4,040,272

PROVISION (CREDIT) FOR INCOME TAXES                          --          374,763               --          711,939
                                                  -------------    -------------    -------------    -------------
NET INCOME BEFORE MINORITY INTEREST                   8,133,535        1,763,076       13,176,568        3,328,333

MINORITY INTEREST                                    (4,089,008)        (881,537)      (6,620,524)      (1,664,166)
                                                  -------------    -------------    -------------    -------------
NET INCOME                                            4,044,527          881,539        6,556,044        1,664,167

OTHER COMPREHENSIVE INCOME
  Foreign currency translation gain (loss)        $       7,355    $       2,097    $      18,924    $       8,977
                                                  -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME                              $   4,051,882    $     883,636    $   6,574,968    $   1,673,144
                                                  =============    =============    =============    =============
Net income per share - basic and diluted          $        0.23    $        0.05    $        0.37    $        0.09
                                                  =============    =============    =============    =============
Weighted average number of shares outstanding -
  basic and diluted                                  17,740,967       17,740,967       17,740,967       17,740,967
                                                  =============    =============    =============    =============

            See accompanying notes to condensed financial statements.

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Six      For the Six
                                                        Months Ended     Months Ended
                                                        June 30, 2004    June 30, 2003
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $   6,556,044    $   1,664,167
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                              79,732           35,462
    Allowance for doubtful accounts                                --          169,082
    Loss on disposal of equipment                             170,242               --
    Minority interest                                       6,620,524        1,664,166
    Beneficial conversion interest expense                     64,480               --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                  (1,033,996)      (5,728,414)
      Inventories                                            (972,984)          53,235
      Prepaid expenses                                       (556,764)          80,221
      Other receivables                                       156,329          147,766
    Increase in:
      Accounts payable                                     (1,280,164)         750,658
      Customer deposits                                       867,118         (311,458)
      Taxes payable                                        (3,726,322)       1,644,498
                                                        -------------    -------------
         Net Cash Provided By Operating Activities          6,944,239          169,383
                                                        -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (10,857)              --
                                                        -------------    -------------
         Net Cash Used In Investing Activities                (10,857)              --
                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans payable - related parties               3,406,511          144,673
  Proceeds from notes payable                                 734,908           37,839
                                                        -------------    -------------
         Net Cash Provided By Financing Activities          4,141,419          182,512
                                                        -------------    -------------
EFFECT OF EXCHANGE RATE ON CASH                                18,924           (8,977)

NET INCREASE IN CASH                                       11,093,725          342,918

CASH - BEGINNING OF PERIOD                                     21,165           48,961
                                                        -------------    -------------

CASH - END OF PERIOD                                    $  11,114,890    $     391,879
                                                        =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense                          $       1,912    $         202
                                                        =============    =============
Cash paid for income taxes                              $   3,726,322    $          --
                                                        =============    =============

            See accompanying notes to condensed financial statements.

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION


          (A) BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          (B) ORGANIZATION

          During June 2004, Rim Holdings, Inc. acquired 50% of the equity of Starway Management Limited for a convertible note payable of $120,000,000. The note is convertible at the option of the holder until December 2004. At the time of the acquisition, affiliates of Starway Management Limited had acquired a majority of the common stock of Rim Holdings, Inc. As a result, the transaction was treated for accounting purposes as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated (See
          Note 5).

          Starway Management Limited was incorporated in the British Virgin Islands on September 15, 1998.

          Shenzhen Dicken Technology Development Limited was incorporated in the Republic of China on November 9, 1999.

          Shenzhen Dicken Industrial Development Limited was incorporated in the Republic of China on November 20, 1996.

          Starway Management Limited, through its two wholly owned subsidiaries, is a People's Republic of China ("PRC") based manufacturer of energy saving products for use in commercial and industrial settings.

          All  material   intercompany   balances  and  transactions  have  been
          eliminated in consolidation.

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


          Rim Holdings, Inc. and its subsidiaries, Starway Management Limited, Shenzhen Dicken Technology Development Limited and Shenzhen Dicken Industrial Development Limited are hereafter referred to as the "Company".

          (C) USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (D) EARNINGS PER SHARE

          Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2004 and 2003, there were no common stock equivalents.

          (E) CONCENTRATIONS AND RISKS

          During 2004 and 2003, 100% of the Company's sales were to companies located in China. At June 30, 2004, all the Company's assets are located in China.

          (F) INCOME TAXES

          The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is organized in the British Virgin Islands and the People's Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. No income tax expense has been recorded for 2004 as the Company was exempt under the special economic region rules and recorded a credit during 2004 for previously accrues income taxes.

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable as of June 30, 2004 consisted of the following:

                Accounts receivable                     $ 6,349,486
                Less: allowance for doubtful accounts       766,710
                                                        -----------
                                                        $ 5,582,776
                                                        ===========

          For the six months ended June 30, 2004, the Company recorded a provision for doubtful accounts of $ 169,082.

NOTE 3    NOTES RECEIVABLE

          The following table represents as of June 30, 2004, scheduled collections of notes receivable, net of allowances, by fiscal period:


                              2004                      $ 6,615,192
                              2005                        3,038,234
                              2006                        2,955,212
                              2007                        2,091,789
                                                        -----------
                                                         14,700,427
             Less current portion of notes receivable     6,615,192
                                                        -----------
                                                        $ 8,085,235
                                                        ===========

NOTE 4    INVENTORY

          Inventory as of June 30, 2004 consisted of the following:

                Raw materials                           $   343,010
                Work in progress                             17,127
                Finished goods                            1,146,300
                                                        -----------
                                                        $ 1,506,437
                                                        ===========

NOTE 5    CONVERTIBLE NOTES PAYABLE

          During June 2004, the Company issued a 5% convertible note payable of $120,000,000 due December 31, 2004. The note is convertible immediately at the option of the holder until December 31, 2004 into 11,153,669 shares (post-split) of Rim Holdings. The note is unsecured. At June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440 (See Note 1(B)).

                       RIM HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


NOTE 6    LOANS - RELATED PARTIES

          During the six month period ended June 30, 2004 the Company repaid stockholder loans of $3,406,511.

NOTE 7    CONVERTIBLE NOTES PAYABLE - RELATED PARTY

          During June 2004, the Company issued three 5% convertible notes payable aggregating $225,001 convertible notes payable into a total of 5,953,320 shares of common stock. The Company recorded interest expense of $64,480 related to the beneficial conversion of the notes payable. The notes are unsecured and due August 31, 2004.

NOTE 8    STOCKHOLDERS' EQUITY

          During 2004, one stockholder exchanged 1,000,000 shares of common stock with the Company for 100% of the stock of Rimmer Computer, Inc.

NOTE 9    RELATED PARTIES

          During the six months ended June 30, 2004, the Company loaned $156,329 to related parties.

          See Notes 6 and 7 for additional related party transaction.

NOTE 10   SUBSEQUENT EVENTS

          (A) STOCK SPLIT

          During July 2004, the Company approved a reverse stock split of 20 to 1 effective August 25, 2004. All per share and weighted average share amounts have not been retroactively restated in the accompanying financial statements and related notes to reflect this split.

          (B) NAME CHANGE

          On August 23, 2004, the Company's Board of Directors approved a name change from Rim Holdings, Inc. to China Energy Savings Technology, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company completed an acquisition of 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company ("Starway"). Pursuant to the Stock Purchase Agreement, dated as of July 29, 2004 (the "Eurofaith Stock Purchase Agreement"), by and among Rim Holdings, Inc., a Nevada corporation (the "Company") and Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("EuroFaith"), the Company acquired 50% of the outstanding shares of Starway from EuroFaith (the "Acquisition"). The purchase price for such stock was $120,000,000 payable by the Company's issuance of a convertible promissory note on the Closing Date (the "Note"). The Note may be convertible into 223,073,380 shares of the Company's common stock upon maturity at the discretion of the Company. EuroFaith may also convert at any time prior to the maturity. The closing of the Acquisition (the "Closing") occurred on June 30, 2004 (the "Closing Date"). Immediately after the closing of this transaction, the Company redeemed 1,000,000 shares of the Company's common stock from Christina M. Strauch in exchange for all of the shares of Rimmer Computer, Inc., an Arizona corporation ("Rimmer").

     Prior to the transaction, the Company was a holding company holding all of the shares of Rimmer. Rimmer is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employs five people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers are currently located in the Phoenix, Arizona area. Since the Closing, the Company's primary operations now consist of the operations of Starway.

     The discussion presented herein is with respect to Starway's operations only since as of the Closing Date, Rim Holdings does not have any operations other than owning 50% of the outstanding stock in Starway.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003.

REVENUES. During the quarter ended June 30, 2004, Starway had revenues of $13,739,415 as compared to revenues of $6,760,649 during the quarter ended June 30, 2003, an increase of approximately 269%. This increase is attributable to Starway's increase in sales.

OPERATING EXPENSES. Operating expenses totaled $591,021 for the quarter ended June 30, 2004 as compared to $291,136 for the quarter ended June 30, 2003, an increase of approximately 103%. The increase in operating expenses was attributable to an increase in sales, and management of such increase in sales. Starway management believes that operating expenses will continue to increase as Starway continues to ramp up its support for additional sales.

GROSS PROFIT. Cost of goods sold which consist of direct labor and product costs, were $4,780,495 for the quarter ended June 30, 2004 as compared to $4,333,159 for the quarter ended June 30, 2003. Starway had a Gross Profit of $8,958,920 for the quarter ended June 30, 2004 as compared to a Gross Profit of $2,427,490 for the quarter ended June 30, 2003. The increase in Starway's gross profits is attributable to increased sales and better margins due to a decrease in the cost of chips and hardware used in Starway's products. Starway management believes that this trend will continue because of increased sales due to shortage of electricity supply.

NET INCOME. Starway had a net income of $8,133,535 for the quarter ended June 30, 2004 as compared to $1,763,076 for the quarter ended June 30, 2003. The increase in net income is attributable to an increase in sales. Starway management believes that net income will continue to increase sales and margins are improved. Rim Holdings' net income, taking into account the 50% interest in Starway, is $4,044,527 for the quarter ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES. During the six months ended June 30, 2004, Starway had revenues of $22,558,157 as compared to revenues of $11,486,342 during the quarter ended June 30, 2003, an increase of approximately 96%. This increase is attributable to our continued trend in increase in sales.

OPERATING EXPENSES. Operating expenses totaled $1,128,172 for the six months ended June 30, 2004 as compared to $738,361 for the six months ended June 30, 2003, an increase of approximately 53%. This increase is primarily attributable to an increase in sales and the management of such increase in sales. Starway management believes that operating expenses will continue to increase as Starway continues to ramp up its support for additional sales.

GROSS PROFIT. Cost of goods sold which consist of direct labor and product costs, were $8,015,377 for the six months ended June 30, 2004 as compared to $6,709,375 for the six months ended June 30, 2003. Starway had a Gross Profit of $14,542,780 for the six months ended June 30, 2004 as compared to a Gross Profit of $4,776,967 for the six months ended June 30, 2003. The increase in our gross profits is attributable to increased sales and better margins due to a decrease in the cost of chips and hardware used in Starway's products. Starway management believes that this trend will continue because of increased sales due to shortage of electricity supply.

NET INCOME. Starway had a net income of $13,176,568 for the six months ended June 30, 2004 as compared to $3,328,333 for the six months ended June 30, 2003. The increase in net income is attributable to an increase in sales. Starway management believes that net income will continue to increase sales increase and margins are improved. Rim Holdings' net income, taking into account the 50% interest in Starway, is $6,556,044 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Starway management believes that Starway has adequate capital resources to continue its operations and will not need to raise capital in the near future.

CRITICAL ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

     It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

     CONSOLIDATION. During June 2004, Rim Holdings, Inc. acquired 50% of the equity of Starway Management Limited for a convertible note payable of $120,000,000. The note is convertible at the option of the holder until December 2004. At the time of the acquisition, affiliates of the stockholders of Starway Management Limited had acquired a majority of the common stock of Rim Holdings, Inc. As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Starway Management Limited.

     Accordingly, the financial statements include the following:

     (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

     (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

     All material intercompany balances and transactions have been eliminated in consolidation.

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer who is also the acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The management of Rim Holdings are not aware of any material legal proceedings pending against Rim Holdings, Starway or its subsidiaries.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of Starway, we issued on June 30, 2004: (i) a convertible unsecured promissory note to EuroFaith which may be convertible into 223,073,380 shares of the Company's common stock upon maturity at the discretion of the Company or convertible at anytime by Eurofaith in exchange for 50% of the outstanding shares of Starway (at June 30, 2004, the fair value of the convertible note was discounted to the fair value of the equity interest acquired of $6,633,440 as reflected in our financial statements); and (ii) convertible promissory notes to three former shareholders in exchange for capital contributions of $225,000 which are convertible, in the aggregate, into 5,953,320 shares of the Company's common stock (valued, at the time of the capital contribution at $225,000, the amount of cash contributed in exchange for such notes). All such notes are convertible into common stock at maturity by the Company and at any time prior to such date by the Company or the holder of such notes. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transaction. The recipients either received adequate information about us or had access, through other relationships, to such information.

     In connection with the above transaction, the Company redeemed 1,000,000 shares of the Company's common stock from Christina M. Strauch in exchange for a transfer to Ms. Strauch of all of the shares of Rimmer. The Company has no plans to redeem or repurchase any additional amounts of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     On May 11, 2004, a majority of the stockholders of the Company, acting by written consent, authorized a reverse stock split, a name change and an increase in the authorized capital of the Company. A preliminary information statement was filed on Schedule 14C with the Securities Exchange Commission on May 12, 2004, such schedule is incorporated herein by reference.

     On June 30, 2004, a majority of the stockholders of the Company, acting by written consent, authorized a reverse stock split and an increase in the authorized capital of the Company. A preliminary information statement was filed on Schedule 14C with the Securities Exchange Commission on May 12, 2004 and a definitive information statement was filed on Schedule 14C with the Securities Exchange Comission on August 3, 2004, such schedules are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1 Stock Purchase Agreement dated June 29, 2004 by and between Eurofaith Holdings, Inc. and Rim Holdings, Inc. and Convertible Promissory Note.
          (1)
     3.1  Certificate of Incorporation (2)
     3.2  Bylaws (2)
     31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
     32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)

--------------
(1)  Previously  filed with the  Securities  and Exchange  Commission as Exhibit
     10.2 to the Company's Current Report on Form 8K filed on June 30, 2004 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)  Filed herewith.

(b)  Reports on Form 8-K

     1.   8K, June 16, 2004 Termination Agreement executed.
     2. 8K, June 30, 2004 execution of Stock Purchase Agreement to acquire Starway.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Rim Holdings Inc.


     Date:  August 23, 2004                  /s/ Lee Kam Man
                                             -----------------------------------
                                             Lee Kam Man
                                             Chief Executive Officer and
                                             Acting Chief Financial Officer