Form 10KSB
period 2004-09-30
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-01-13
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

                                   (Mark one)

     [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended September 30, 2004

   [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

      For the transition period from January 1, 2004 to September 30, 2004

                         Commission File Number: 0-31049

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 86-0995730
        (State of incorporation)                 (IRS Employer ID Number)

             Central Plaza, 18 Harbour Road, Suite 3203A, 32nd Floor
                                Hong Kong, China
               (Address of principal executive offices) (Zip Code)

                                  852-2588-1228
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the nine months ended September 30, 2004 was $30,997,070.

The aggregate market value of voting common equity held by non-affiliates as of January 10, 2005 was approximately $108,930,443 using the closing price of the Company's common stock of $16.50 per share on January 7, 2005.

As of January 10, 2005 there were 16,792,184 shares of Common Stock issued and outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

CAUTION REGARDING FORWARD-LOOKING INFORMATION                               3

PART I                                                                      4

ITEM 1 - DESCRIPTION OF BUSINESS                                            4
ITEM 2 - DESCRIPTION OF PROPERTY                                           13
ITEM 3 - LEGAL PROCEEDINGS                                                 13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                               14
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         16
ITEM 7 - FINANCIAL STATEMENTS                                              22
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                         22
ITEM 8A - CONTROLS AND PROCEDURES                                          24
ITEM 8B - OTHER INFORMATION                                                25

PART III

ITEM 9 - OFFICERS AND DIRECTORS                                            25
ITEM 10 - EXECUTIVE COMPENSATION                                           29
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                       30
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   32

PART IV                                                                    32

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K                                  32
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                           33

SIGNATURES                                                                 34

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Reform Act may not be available to us.

As used in this Form 10-KSB, unless the context requires otherwise, "we" or "us"
or  the  "Company"  means  China  Energy  Savings   Technology,   Inc.  and  its
subsidiaries.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

INTRODUCTION

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. As of September 30, 2004, we owned a 50% interest in Starway Management Limited, a British Virgin Islands corporation ("Starway") which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 ("SDID") which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 ("SDTD"). SDID and SDTD develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China. Subsequently, in November, 2004, we acquired an additional 15% interest in Starway bringing out total ownership of Starway to 65%.

Public information concerning the Company is also made available through our website at: www.cesv-inc.com.

CORPORATE HISTORY

We were originally incorporated under the laws of the State of Nevada on February 14, 2000 as "Rim.com, Inc." On April 6, 2000, we closed our acquisition of Rimmer Computer Inc., an Arizona corporation which had been in business in Phoenix, Arizona for over 13 years ("Rimmer").

Rimmer is an approved technical service provider for computer hardware and software system manufacturers such as Novell, Microsoft, IBM, Compaq, Hewlett Packard, Cisco and others. Rimmer employed five people and the individual technicians have received certifications such as Microsoft Certified System Engineer and Certified NetWare Engineer. All of Rimmer's customers were located in the Phoenix, Arizona area. Rimmer, however, did not generate a profit for the Company was only a marginal operating entity without expenditure of substantial marketing capital. On June 6, 2002, we amended our Articles of Incorporation to change our corporate name to Rim Holdings Inc.

On June 18, 2004, three of our stockholders namely Christina M. Strauch, Michael
K. Hair, P.C. and Robert H. Korndorffer (collectively, the "Selling Shareholders") sold 8,888,224 shares of the common stock of the Company for $225,000 (the "Sale") to Best Development Company, Ltd., a British Virgin Islands corporation ("Best Development") and Jie Zhu, an individual ("Zhu"). In connection with this transaction, we also redeemed 1,000,000 shares of our common stock held by Ms. Strauch and transferred all of our interest in Rimmer to Ms. Strauch. The sale of the 8,888,224 shares represented approximately 50.1% of the total outstanding stock of the Company. In connection with this transaction, Ms. Strauch resigned as our Chairman, Chief Executive Officer, Treasurer and Chief Financial Officer and Mr. Korndorffer resigned from our Board of Directors effective as of June 22, 2004. Mr. Lee Kam Man was appointed as our CEO as of June 22, 2004 and Mr. Lee Kam Man and Mr. Li Shilong were appointed as directors of the Company.

The proceeds from the Sale were then loaned to the Company by the Selling Shareholders. We used such proceeds to pay off our current liabilities. Both

Christina M. Strauch and Robert Korndorffer were issued convertible promissory notes as consideration for the loans which were convertible into 3,993,700 and 1,126,300 shares, respectively, of the Company's restricted common stock. Michael K. Hair, P.C. assigned his convertible promissory note to Nimish Patel, counsel for the Company, as partial payment for legal services provided to the Company. This promissory note is convertible into 833,320 shares of the Company's restricted common stock. All such convertible promissory notes were converted into our common stock on August 25, 2004.

On June 30, 2004, we acquired 50% of the outstanding shares of Starway from Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("EuroFaith") by issuing to EuroFaith a convertible promissory note which may be convertible into 223,073,380 shares of our common stock. This convertible promissory note was also converted into our common stock on August 26, 2004.

On August 24, 2004, we changed our name from Rim Holdings Inc. to China Energy Savings Technology, Inc. On August 25, 2004, we effected a 20 to 1 reverse stock split of our common stock.

As a result, our corporate structure is illustrated as follows:

         -----------------------------------------
         |                                       |
         | China Energy Savings Technology, Inc. |
         |                                       |
         -----------------------------------------
                             | 50% (as of 9/30/04); 65% (as of 11/17/04)
                             |
         -----------------------------------------
         |                                       |
         | Starway Management Limited            |
         |                                       |
         -----------------------------------------
                             | 100%
                             |
         -----------------------------------------
         |                                       |
         | Shenzhen Dicken Industrial            |
         | Development Limited                   |
         |                                       |
         -----------------------------------------
                             | 100%
                             |
         -----------------------------------------
         |                                       |
         | Shenzhen Dicken Technology            |
         | Development Limited                   |
         |                                       |
         -----------------------------------------

Subsequent to the closing of our fiscal year ended on September 30, 2004, on November 17, 2004, we completed an acquisition of an additional 15% interest in Starway from Eurofaith by issuing a total of 3,346,100 shares of our common stock to Eurofaith. After this acquisition we own a total of 65% of the outstanding shares of capital stock of Starway.

DESCRIPTION OF STARWAY'S BUSINESS

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 ("SDID") which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 ("SDTD"). In 2003, Eurofaith, the former shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

Starway, through its two subsidiaries SDTD and SDID is a People's Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise 100% owned by Starway under the laws of the People's Republic of China ("PRC") and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited company incorporated in the PRC and holds the patent on technology used by SDID to manufacture and sell its products and is responsible for the development of energy saving projects of Shenzhen Dicken Group.

PRINCIPAL PRODUCT

OVERVIEW OF ENERGY SAVER PRODUCTS

The basic technology behind the Company's energy saver products is a soft switching system (the "Switching System") comprised of microprocessors, transformers and timing circuits which are designed to work together to regulate and monitor the flow of electricity from main electricity delivery units to the device using such electricity (e.g., lighting devices, sewing devices, etc.). This regulation and monitoring is designed to lower the use of electricity by such devices, but still maintain the performance of such devices. The energy saver products are designed to be easily installed, with no wiring alterations or circuit modifications, and fully automated upon installation.

LIGHT SAVER PRODUCTS

The Company's Light Saver products include the street light saver, fluorescent light saver and the electricity saving lamp light saver and are the flagship products using the Company's Switching System. All of these products use the Switching System to reduce the amount of electricity used by lighting systems. In many street light and fluorescent lighting systems, the supply voltage is only required to allow the lights to turn on; thereafter the operating voltage can be reduced. The Company's Light Saver products automatically switch from normal to economy voltage after the start up period and the products' transformer automatically switches to the reduced voltage and monitors use of such voltage. The drop in current is dependent on the age and type of light fittings. When additional lights are turned on, the Switching System "senses" the change and switches to allow additional electricity to flow to power on such additional lights. In addition, the Switching System monitors the main voltage and automatically switch out of economy mode when the main voltage drop could induce a brownout.

The Company's Light Saver products are designed for retrofitting into existing installations. No modification is required to existing light fittings. Installations are relatively quick and simple. The Company's Light Saver products are wired into the lighting circuit, before and after the light switches and can be mounted vertically, horizontally or hung. The Company's Light Saver's products are fully automated once they are installed.

Once the Company's Light Saver products are installed, they generally reduce the amount of electricity used by the lighting system, extend the life of the lights, and reduces the operating temperature of the lights. As a result, consumers of the Company's Light Saver's may save on their electricity bills and cost of purchasing replacement light tubes.

SDTD warrants the original purchaser of its Light Saver products for a period of 3 years from the date of installation, to be free from defects in and arising from the design, assembly, manufacturer, material or workmanship of the products and will replace the defective products without any charge to the original purchaser.

SEWING MACHINE ELECTRICITY SAVER

SDTD has also introduced the Sewing Machine Electricity Saver using the Switching System. In general, the sewing machine is used to sew in interval processes. In between the sewing intervals the sewing machine's motor runs on a constant pace, drawing electricity without actually sewing. The Company's Sewing Machine Electricity Saver product uses to the Switching System to reduce the amount of electricity used in between actual use of the sewing machine. As with the Light Saver products, once the Sewing Machine Electricity Saver products are installed, they are fully automated.

Once the Company's Sewing Machine Electricity Saver products are installed, they generally reduce the amount of electricity used by such machines, may extend the life of such machines, reduces the operating temperature and noise of the sewing machine. As a result, consumers of the Company's Sewing Machine Electricity Saver may save on their electricity bills and cost of purchasing replacement sewing machines.

OTHER PRODUCTS IN DEVELOPMENT

SDTD is currently developing other products that use the Switching System to create more energy efficient devices. Such products include: the Injection Molding Machine Saver, the Central Air Condition Electricity Saver, the Oil Bleed Set Electricity Saver and the Multi User Electricity Saver.

SALES AND DISTRIBUTION

SDTD sells and distributes its products all over China, with offices and sales agents in the cities of Beijing, Shanghai, Chendu, Xi'An and in the provinces of Wu-Han, Guangzhou, Hu-Nan and Ah-Hui. In addition, SDTD offers distributorships at city levels to distributors who want to sell SDTD's products. Each such distributor is required to pass qualification inspections by SDTD and pay a one time upfront fee to SDTD for the right to distribute SDTD's products. Currently, SDTD only sells to customers in China.

SDTD has installed the Light Saver Products in the building, offices, supermarkets, shopping malls, restaurants, buildings, factories, oil fields and residential premises of approximately 300 customers in over 10 provinces and cities in China. The Light Saver Products have also been installed on street lamps for cities in China.

SDTD sells its products by offering two types of contracts: Savings Sharing or Equipment Sale.

Under the Equipment Sale contract, the customer pays upfront for the equipment and installation cost.

Under the Savings Sharing contract, the customer is not required to pay any cost up front for the equipment and installation of SDTD's products. Such customer, however, enters into a 5 to 7 year contract with SDTD whereby from the date SDTD's products are installed, the customer shall pay to SDTD 70% of the total savings from the reduced electrical bill. SDTD has entered into these Savings Sharing contracts since July of 2002. As of September 30, 2004, SDTD has entered into 11 Savings Sharing contracts with:

Shenzhen Dicken Jilin Branch
Zhuzhou Municipal Street Light Bureau
Anqing Kuntai Decoration Co., Ltd
Shenzhen E-store Market Co., Ltd
Nanjing Langchi Group Co., Ltd
Shenzhen Dicken Shenyang Branch
Nanjing Giant Economic Co., Ltd
Chongqing Baifuda Technology Development Co., Ltd
Hunan Xuhua Economic trade Co., Ltd
Wuhu United Technology Co., Ltd
Kelamayi Jingying Co., Ltd


CONCENTRATION OF CUSTOMERS

While SDTD has approximately 470 customers, none of our customers account for more than 10% of our revenues. However, 100% of our sales revenue were from companies located in China.

MANUFACTURING

SDTD designs, prototypes and manufactures the chipset component of its products at its manufacturing facilities located at Shenzhen Hi-Tech Zone Center Road, Shenzhen City, Guangdong Province, China. SDTD's manufacturing facilities are ISO9001 certified. SDTD contracts out the manufacturing and assembling of all other components to subcontractors. Our current annual manufacturing capacity is approximately 10,000 units. The principal components to the Company's products are computer chips, circuit boards, transformers and semiconductors. The prices for these components are subject to market forces largely beyond the Company's control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future.

INTELLECTUAL PROPERTY

Mr. Ian Cheng Yi Feng first explored energy savings software in 1999 for a Canadian company called Imperial Canadian Overseas Capital Corporation ("ICOC"). ICOC then sold and transferred the initial software technology it had to Shenzhen Baobo Industrial (now SDTD) pursuant to a Technology Transfer Agreement dated December 2001 for consideration of RMB$2 million. This is a transfer of technology, not a patent. This agreement provided for a termination of the agreement in December, 2011. This agreement was subsequently amended on January 3, 2003 to eliminate the termination date and changed the term to be permanently effective. This agreement also provides that SDTD has the right to further develop this technology to create its own intellectual properties and SDTD has the right to transfer, trade, use and make it SDTD's patent. ICOC further declared and agreed to undertake in this agreement that it has never applied and will never apply for any patent covering the initial software technology in any countries.

With this technology, SDTD put together the technicians and programmers and developed the chip set that is the heart of the intelligence control circuit board Switching System used in Starway's products. Subsequently, Mr. Cheng Ming, a former shareholder and director of SDTD, applied for a patent in China covering this technology in April, 2003 and was granted preliminary approval of the patent by the Chinese intellectual property agency on September 19, 2003. All rights under such patent were then transferred to SDTD by Mr. Cheng Ming on December 19, 2003.

COMPETITION

There are approximately 50 companies that do business in the PRC that engage in the production and sales of energy saving products. SDTD is able to compete with such competitors because the energy saving products of such competitors generally use transformer hardware to stabilize the voltage in order to reduce electricity use. SDTD's products, on the other hand uses the Soft Switching System consisting of intelligent control circuit boards made of chipset (software) and work with the transformer (hardware) in stabilizing the voltage.

On December 11, 2003, the China National Scientific Technology Products Committee issued a "Certificate of Approval" for SDTD's products stating that SDTD's products have an average energy savings range of between 28% to 34% as compared to the average energy savings range of other energy savings products which range from 8-25%. The Guangdong Research Center for Scientific and Technical Information, in its recent report on intelligent control circuit board concluded that, "there are so far no other similar device in the market that can compete."

The management of Starway is not currently aware of any competitors doing business in China that are marketing or manufacturing energy saving products using an intelligent control circuit board. However, competitors may be in the process of developing similar technology.

SDTD's products have been approved by the Shenzhen Energy Saving Association and its quality certified by the China National Authority.

GOVERNMENTAL REGULATION

The sale of SDID's products are generally not subject to governmental approvals or regulations. When SDID sells its products to governmental entities (e.g., for street lamps, etc.), such governmental entities' approval of the products are required for such specific use.

RESEARCH AND DEVELOPMENT

We believe that we will continue to refine and develop new energy savings products. In addition, we also believe that SDID will begin developing wind electric generation technology within the next 12 months. SDID was granted the right to establish a wind farm on approximately 20 miles of land at Ala Shan by the Xinjiang Boertala Mongolia Autonomy Government. We plan to invest in this project from the end of 2004 until the middle of 2005.

EMPLOYEES

As of the date of this filing, China Energy Savings, Inc. (the parent entity) has no full time employees, 13 part time employees and no long term consultants. We have 3 corporate officers, the Chief Executive Officer, Chief Financial Officer and the Corporate Secretary.

Starway has no full time employees, 6 part time employees and no long term consultants.

In addition, SDID employs approximately 190 full time employees and approximately 2,000 part-time sales consultants and 5 long-term consultants. SDID does not bear the costs of such part-time sales consultants because they are compensated by commission on sales and distribution of the Company's products.

The management of SDID is as follows:

LIU TIAN FU

Age 39 C.F.O. (CHIEF FINANCIAL OFFICER) is an economist who received his Master degree from University of Xiang Tan , Hunan Province. Prior to joining Dicken Hi-Tech Development, he worked as a financial analyst and advisor for International Financial Venture Capital Committee.

YANG AN YONG

Age 41 C.T.O. (CHIEF TECHNICAL OFFICER) is a professional engineer, graduated from Electronics Science University of Chang Du, Si-Chuang province. He has over 12 years R&D experience in high technology and in the energy saving industries. He joined Dicken Hi-Tech Development in September, 2002 as a Senior Software Engineering Manager.

HUANG ZHI

Age 46 (OFFICE MANAGER) has over 20 years experience in Public Relations and Human Resources. Graduated from University of Lao-ning Province, worked as a professional TV reporter. She has successfully worked over 6 years for HR department of Shenzhen City Government.

IGOR SIZYKH

Age 43 C.M.O. (CHIEF MARKETING OFFICER) is a highly motivated team player with 13 years experience in management and supervision for automotive, international sales and franchise industries in Europe and Canada. He has proven ability to increase profitability through contract negotiations, developing new partnerships, strategic planning, innovative marketing strategies. Mr. Sizykh has a Bachelor of Arts Degree in Economics and Commerce.

None of our employees are under employment agreements.

RISK FACTORS

A DROP IN THE RETAIL PRICE OF ELECTRICAL ENERGY MAY HAVE A NEGATIVE AFFECT ON THE COMPANY'S BUSINESS.

A customer's decision to purchase the Company's products is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for the Company's products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

THERE CAN BE NO ASSURANCE THAT THE COMPANY CAN KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN THE ENERGY SAVING PRODUCTION INDUSTRY.

Although the Company is developing and marketing its products with what it believes is state-of-the art technology, there can be no assurance that new technologies that supersede the Company's technologies will not be developed. As new technologies are developed, the Company may need to adapt and change its products and services, its method of marketing or delivery or alter its current business in ways that may adversely affect revenue and its ability to achieve its proposed business goals.

THE COMPANY MUST CONTINUALLY RESEARCH AND DEVELOP NEW TECHNOLOGIES AND PRODUCTS TO REMAIN COMPETITIVE.

To achieve its strategy and obtain market share, the Company will need to continually research, develop and refine new technologies and offer new products. Many factors may limit the Company's ability to develop and refine new products, including access to new products and technologies, as well as marketplace resistance to new products and technology.

THE COMPANY MUST ATTRACT AND RETAIN HIGHLY SKILLED AND MOTIVATED EMPLOYEES TO SUCCESSFULLY MANAGE ITS GROWTH AND COMPETE IN THE MARKETPLACE.

The Company's ability to manage its growth and operations going forward will depend on, among other things: expanding, training and managing its employee base, including attracting, retaining and motivating highly skilled personnel; developing or outsourcing its customer interface, operations, administration and maintenance systems; and controlling its expenses. The Company cannot assure that it will succeed in developing all or any of these capabilities.

THE COMPANY'S CURRENT STOCKHOLDERS EXERCISE SUBSTANTIAL CONTROL AND MAY MAKE DECISIONS THAT YOU DO NOT CONSIDER TO BE IN YOUR BEST INTERESTS.

Currently, the Company's executive officers and one shareholder beneficially own in the aggregate approximately 60.7% of the outstanding Common Stock. It is expected that these individuals will maintain a majority control of the Company. As a result, these stockholders, acting together, will be able to exercise control over all matters requiring approval of the stockholders of the Company.

THE MARKET FOR THE COMPANY'S COMMON STOCK IS ILLIQUID.

The Company's common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in its industry. Thinly traded common stock can be more volatile than stock trading in an active public market. The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained.

THE PENNY STOCK RULES MAY EFFECT THE LIQUIDITY OF OUR COMMON STOCK.

Since the Company's securities are not listed on the Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, subsequent purchases of the Company's securities will be subject to the requirements of the penny stock rules, absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The Company is currently subject to the penny stock rules and, therefore, these disclosure requirements may have the effect of reducing the level of trading activity in the Company's common stock.

PAST ACTIVITIES OF THE COMPANY AND ITS AFFILIATES MAY LEAD TO FUTURE LIABILITY FOR THE COMPANY.

Prior to the acquisition of Starway, the Company engaged in businesses unrelated to its current operations. Although the major shareholders of the Company prior to the acquisition of Starway indemnified Rim Holdings against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which the Company is not completely indemnified may have a material adverse effect on the Company.

RISKS RELATED TO DOING BUSINESS IN THE PRC

FUTURE FLUCTUATION IN THE VALUE OF THE RENMINBI MAY NEGATIVELY AFFECT THE COMPANY'S ABILITY TO CONVERT ITS RETURN ON OPERATIONS TO U.S. DOLLARS IN A PROFITABLE MANNER AND ITS SALES GLOBALLY.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

If any devaluation of the Renminbi were to occur in the future, the Company's returns on its operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. The Company attempts to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars. If any increase in the value of the Renminbi were to occur in the future, the sales of the Company's products in China and in other countries may be negatively affected.

ITEM 2 - DESCRIPTION OF PROPERTY

During the last quarter of fiscal year 2004, we rented office space in Hong Kong at a rate of $7,800 per month.

SDID owns an old factory which is currently leased to an unrelated third party. This was SDID's old manufacturing factory which it has outgrown. The old factory is approximately 405.27 square meters and is located at Baoan District, Shenzhen City, Guangdong Province, China. SDID also owns two residential units, one is approximately 179 square meters located at Nanshan District, Shenzhen City, Guangdong Province, China and the other one is approximately 139 square meters located at Futian District, Shenzhen City, Guangdong Province, China). These residential units are used by Mr. Cheng, SDID's President and to house certain expatriate technicians.

SDID's operates out of leased office and factory space which is approximately 2,200 square meters and is located at Block 3, 30 Shenzhen Hi-Tech Zone Centre Road, Shenzhen City, Guandong Province, China. SDID pays approximately US$58,000 per year in rent for such space. The lease for such space is for a term of 5 years.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings involving us, Starway or its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended September 30, 2004.


                                    PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is not listed on any stock exchange. We have submitted an application to have our Common Stock listed on the NASDAQ National market. Such application, however, has not been approved as of the time of filing of this report. The Common Stock is traded over-the-counter on the OTC Bulletin Board under the symbol "CESV." The following table sets forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years.

QUARTERLY COMMON STOCK PRICE RANGES

======================================================================
QUARTER ENDED                                 2002/2003
----------------------------------------------------------------------
                                       HIGH              LOW
----------------------------------------------------------------------
December 31, 2002                     $1.20             $0.60
----------------------------------------------------------------------
March 31, 2003                        $1.00             $0.80
----------------------------------------------------------------------
June 30, 2003                         $1.20             $0.80
----------------------------------------------------------------------
September 30, 2003                    $2.40             $0.80
======================================================================


======================================================================
QUARTER ENDED                                 2003/2004
----------------------------------------------------------------------
                                       HIGH              LOW
----------------------------------------------------------------------
December 31, 2003                     $3.60             $1.00
----------------------------------------------------------------------
March 31, 2004                        $5.40             $0.80
----------------------------------------------------------------------
June 30, 2004                         $5.80             $1.40
----------------------------------------------------------------------
September 30, 2004                   $20.00             $4.20
======================================================================

** Note: All prices adjusted to take into account of the 1 for 20 reverse stock split that took effect on August 25, 2004.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of January 10, 2004, there were approximately 615 stockholders of record of our Common Stock and no stockholders of record of our Preferred Stock.

We have never paid any dividends on the Common Stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the Common Stock in the foreseeable future.

On September 8, 2004, we established the 2004 Equity Incentive Plan ("2004 Plan") with 1,200,000 shares approved and subject to the 2004 Plan. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. On September 17, 2004, we filed a registration statement on Form S-8 registering all 1,200,000 shares.

----------------------------   ---------------------   ---------------------   ----------------------
                                Number of securities                            Number of securities
                                 issued or issuable       Weighted-average      remaining available
                                  upon exercise of       exercise price of      for future issuance
                                outstanding options,    outstanding options,        under equity
Plan Category                    warrants and rights     and warrants rights     compensation plans
----------------------------   ---------------------   ---------------------   ----------------------
Equity Compensation Plans
approved by security holders.                      0                       0                        0
----------------------------   ---------------------   ---------------------   ----------------------
Equity Compensation Plans                    670,000                       0                  530,000
not approved by security
holders.
----------------------------   ---------------------   ---------------------   ----------------------
TOTAL                                                                     $0


SALES OF UNREGISTERED SECURITIES

In February 2004 we issued 2,500,000 restricted common stock shares to our legal counsel in conversion of $50,000 of accrued legal services and future legal services in connection with our acquisition of Starway. In February 2004 we also issued 4,000,000 restricted common stock shares to our Chairman in conversion of $80,000 of accrued salary. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. The investors took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend.

On August 25, 2004, the Company issued 11,451,336 shares of common stock, in the aggregate, to EuroFaith Holdings, Inc.'s assignees and 3 individuals pursuant to a conversion of outstanding convertible notes held by EuroFaith Holdings, Inc. and the 3 individuals. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. The investors took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations of should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation publicly to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

We are a holding company that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. All of our revenues are derived from our ownership interest in Starway which owns all of the equity interests in SDID which in turns owns all of the equity interest in SDTD. The holding company itself does not independently generate any revenues.

Our financial statements are consolidated with those of Starway and its subsidiaries with an adjustment to take into account the 50% of Starway that is not owned by us. Starway's subsidiaries, SDID and SDTD develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China.

CRITICAL ACCOUNTING POLICIES

Our management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies." Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ substantially from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue and Deferred Revenue Recognition

We recognize product sales under the following two types of contracts:

1) Equipment sale contract - Under the Equipment sale contract, we recognize revenue when persuasive evidence of an arrangement exists, the sales price to the buyer is fixed or determinable, collectability is reasonably assured, delivery has occurred and accepted by the buyers.

2) Energy savings Sharing contract - Under this contract, we grant customers extended payment terms under contracts of sale. These contracts are generally for a period of one to five years at prevailing interest rates and are collateralized by the related equipment, which if repossessed, may be less than the receivable balance outstanding. We recognize revenue under profit sharing agreements when the amounts are fixed and determinable and collectability is reasonably assured. Amounts received by us in excess of the original estimated cost savings on the contract is recorded as interest income.

NOTES RECEIVABLE

We carry our notes receivable at the net present value of the notes, net of allowance for doubtful accounts.

RECENT EVENTS

Subsequent to the close of our year end on September 30, 2004, on November 17, 2004, we completed an acquisition of an additional 15% interest (the "Acquisition") in Starway. Prior to the Acquisition, we owned 50% of the outstanding shares of capital stock of Starway. After the Acquisition, we owned a total of 65% of the outstanding shares of capital stock of Starway. We acquired the additional 15% interest in Starway by issuing a total of 3,346,100 shares of our common stock. The amount of consideration for the Acquisition was determined with reference to the acquisition of shares of Starway capital stock on June 30, 2004. The closing of the Acquisition occurred on November 17, 2004. The sole consideration for the Acquisition is our common stock.

CHANGE OF YEAR END

Prior to our acquisition, Starway and its subsidiaries' reporting year end was December 31. However, our reporting year end was September 30. In order to be consistent with our reporting year end, our Board of Directors approved all of their subsidiaries' fiscal year end to change from December 31 to September 30.

The consolidated financial statements consist of a nine month transition period ended September 30, 2004 and 2003 (unaudited), and the calendar years ended December 31, 2003 and 2002, respectively.

Since we had no material operational activities for the years ended December 31, 2003 and 2002 (prior to our acquisition of Starway), certain comparative amounts have been reclassified to conform to the current year's presentation.

RESULTS OF OPERATIONS

General Results of Operations for the Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003:

NINE MONTHS
ENDED SEPTEMBER 30          2004           2003        CHANGE
--------------------     ----------     ----------     ------

Revenues                 30,997,070     19,556,412        59%
Cost of goods sold       11,640,973     12,300,517        (5%)
Gross profit             19,356,097      7,255,895       167%
Gross profit margin              62%            37%
Operating expenses       10,386,667      1,272,081       717%
Other income              2,227,222        834,115       167%
Income before
  minority interest      16,049,984      5,617,004       186%
Net Income (After
  Minority Interest)      4,024,492      2,808,502        43%

General Results of Operations of Starway for the Twelve Months Ended December 31, 2003 and Twelve Months Ended December 31, 2002:

TWELVE MONTHS
ENDED DECEMBER 31           2003           2002        CHANGE
--------------------     ----------     ----------     ------

Revenues                 31,057,877      7,914,658       292%
Cost of goods sold       19,748,263      4,989,797       296%
Gross profit             11,309,614      2,924,861       287%
Gross profit margin              36%            37%
Operating expenses        2,139,028      1,124,096        90%
Other income              1,617,175        388,202       317%
Income before
  minority interest       8,907,865      1,787,881       398%
Net Income (After
  Minority Interest)      4,453,932        893,941       398%


INCOME BEFORE MINORITY INTEREST & NET INCOME

Our net income before minority interest for the nine months ended September 30, 2004 and September 30, 2003 was $16,049,984 and $5,617,004, respectively. Our net income before minority interest for the twelve months ended December 31, 2004 and December 31, 2003 was $8,907,865 and $1,787,881 respectively. Our net income before minority interest for the nine months ended September 30, 2004 increased by approximately 186% when compared to our net income before minority interest for the nine months ended September 30, 2003. Our net income before minority interest for the twelve months ended December 31, 2003 increased by approximately 398% when compared to our net income before minority interest for the twelve months ended December 31, 2002. Such significant increases in net income before minority interest were due to a significant increase in revenues and gross profit during such periods as further discussed below.

As of September 30, 2004, we held a 50% interest in Starway which incurred a minority interest charge to our profit and loss statement of $12,025,492 for the period ended September 30, 2004 and $2,808,502 for 2003. As a result, our net income after minority interest for the nine months ended September 30, 2004 and September 30, 2003 was $4,024,492 and $2,808,502, respectively. Our net income after minority interest for the twelve months ended December 31, 2004 and December 31, 2003 was $4,453,932 and $893,941 respectively.

Further, during the nine months ended September 30, 2004, we adopted an Equity Incentive Plan, and we issued 630,000 shares of our common stock to our employees and consultants with a value of $8,001,000 ($12.70 per share) under this plan. For the period ending September 30, 2004, this amount was included in the selling, general and administrative expense of our financial statements and decreased our net income before minority interest of $16,049,984 by $8,001,000.

REVENUES

Our revenues are derived primarily from SDID's sales of its energy savings products and entering into energy savings sharing contracts. Revenues for the nine months ended September 30, 2004 were $30,997,070, a net increase of approximately 59% compared with revenues of $19,556,412 for the nine months ended September 30, 2003. During the year ended December 31, 2003, we had revenues of $31,057,877 as compared to revenues of $7,914,658 during the year ended December 31, 2002, an increase of approximately 292%. The increase in revenues reflect strong sales growth in SDID's energy savings products, and were the result of increased unit sales and entering into more energy savings sharing contracts. We note that SDIDs energy savings products were first introduced to the market only in July 2002. Since there were only 6 months of sales in 2002 and that many of the products were sold in 2002 were on a trial basis, revenue for 2002 was substantially lower than for 2003 and 2004. Our management expects that revenue will continue to grow significantly in 2005 because of our marketing and sales efforts and strong demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to strong demand and a lack of strong competitive products. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and local governments. Management hopes to continue to increase our market share in China.

GROSS PROFIT

We had a gross profit of $19,356,097 and $7,255,895 for the nine months ended September 30, 2004 and September 30, 2003, respectively, achieving a 167% increase. Gross profit was $11,309,614 for the year ended December 31, 2003 as compared to $2,924,861 for the year ended December 31, 2002, achieving a 287% increase. For the nine months ended September 30, 2004, our profit margin increased from approximately 37% to 62%. Our cost of goods sold has decreased for the nine months ended September 30, 2004 from September 30, 2003. The significant increase in gross profit and profit margin are a result of better control over production costs. Because of our increase in sales volume, we are able to buy our production materials in mass quantities so we are able to leverage more buying power to get better prices for supplies and materials used for the production of our products. Additionally, we have seen an increase in suppliers for the supplies and materials used for the production of our products which results in more competitive pricing for such supplies and materials. As a result, the cost of materials such as chipsets and other hardware used in the production of our products has decreased substantially (approximately by 300%) which in turn produces better profit margins for us. Such a decrease is expected to continue in the short term but we expect it to be minimized in the future.

OPERATING EXPENSES

Below is a breakdown comparison of the operating expenses for the Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003:

NINE MONTHS
ENDED SEPTEMBER 30               2004           2003        CHANGE
------------------------      ----------     ----------     ------

Operating expenses             1,538,220        100,926     1,424%
Sales and marketing
 expenses                        602,850        116,835       416%
General administrative
 expenses                      8,245,597      1,054,320       682%
Total operating expenses      10,386,667      1,272,081       717%

There was a 717% increase of total operating expenses from $1,272,081 to $10,386,667 for the nine months ended September 30, 2003 and September 30, 2004, respectively. Operating expenses also increased to $2,139,028 for the year ended December 31, 2003 as compared to $1,124,096 for the year ended December 31, 2002, an increase of approximately 90%. In general, such significant increases attributable to a large increase in selling expense. We believe such selling expense will continue to increase substantially to handle our growing sales volume. In addition, we expect that professional fees and expenses to ensure compliance with U.S. securities laws, the Sarbanes-Oxley Act and marketplace rules for the NASDAQ National Market will increase substantially. The 717% increase in operating expense for the nine months ended September 30, 2004 was substantially due to our adoption of our Equity Incentive Plan, and our issuance of 620,000 shares of our common stock in accordance with the plan to our employees and consultants with a value of $8,001,000 ($12.70 per share) which was included in the selling, general and administrative expenses and as an increase in paid-in capital in our financial statements. Such stock was used to compensate many of our employees and consultants who have helped us in our early development stage but were not fairly compensated due to our lack of resources at the time.

OTHER INCOME

We had other income of $2,227,222 for the nine month ended September 30, 2004, as compared to $834,115 for the nine months ended September 30, 2003. The increase of approximately 167% was due to the extra income received from our customers on the basis of energy savings for using our products.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS
ENDED SEPTEMBER 30                   2004           2003          CHANGE
---------------------------       ----------     ----------     ----------
Net cash provided by (used
in) operating activities          18,342,562       (334,108)    18,676,670
Net cash used in
  investing activities               166,298       (101,099)       267,397
Net cash (used in) provided
  by financing activities           (104,860)       567,529       (672,389)


The increase of $18,676,670 in net cash provided by operating activities primarily reflects an increase in revenues for the nine months ended September 30, 2004. The increase was also due to better management of the collection of long-term notes receivables during the period.

The increase of $267,397 in net cash used in investing activities was due to the proceeds from the sale of an investment property during the period.

The decrease of $672,389 in net cash provided by financing activities was due to the payment on loans and no proceeds from the issuance of stock or new debt during the period ending September 30, 2004.

We believe that we have adequate capital resources to continue our operations and will not need to raise capital in the near future. We believe that our current cash balance and the revenues that will be generated will cover anticipated operating expenses for a period of at least one year without supplementing our cash reserves. We may, however, raise additional capital to acquire the balance of the 35% of Starway not currently owned by us to increase our ownership of Starway to 100%.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on internal forecasts and assumptions relating to our current operations that existing cash and funds generated from operations will be sufficient to meet working capital for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

EFFECTS OF INFLATION

We are subject to commodity price risks arising from price fluctuations in the market prices of the various raw materials that comprise our products. Price risks are managed by each business unit through productivity improvements and cost-containment measures. For the time being, the management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China, and our Company buys all raw materials in China and sells all our products in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

INVESTMENT IN SUBSIDIARIES

As of September 30, 2004, we owned a 50% interest in Starway Management Limited ("Starway") and subsequently increased our share in Starway to 65% by acquiring an additional 15% interest in Starway on November 16, 2004. We may acquire the remaining 35% interest in Starway which would then become a wholly owned subsidiary of CESV.

Starway holds 100% interest in Shenzhen Dicken Industrial Development Limited ("SDID"), which subsequently holds 100% interest in the energy savings project, Shenzhen Dicken Technology Development Limited ("SDTD") as well as owns the intellectual property of their energy savings products in China.

FORECAST FOR THE YEAR 2005

1.   The Market

     We are a developer and manufacturer of energy savings products in China. We believe that the shortage of power in China is expected to continue for years to come the most immediate and effective solution is to conserve energy use. We believe that demand for our products will be strong in the next few years and we will strive to increase our capabilities to meet such demand.

2.   Government Support

     We have established a sales network of over 2,000 people in over 10 major provinces and cities in China. Our energy savings products are well received by the Chinese government which is advocating the importance of energy savings to relieve the stress of power shortage.

3.   Customer Support

     SDID's products are well accepted by our customers including business enterprises such as shopping malls, supermarkets and particularly factory owners who have been suffering from rolling blackouts. SDID's products have helped them lower their cost and increase their revenues.

4.   Technology Advancement and Research and Development

     We will continue to actively conduct research in the field of energy savings technology and to develop and commercialize new products.

5.   Revenue and Income Growth

     Since the end of our 2004 fiscal year, we have signed over 100 sales contracts and orders, including sales of equipment and profit sharing through installation of equipment. The biggest contract reaches over $10 million. With this upward trend, the management foresees a substantial increase in both revenues and net profit for the year 2005.

6.   Other Investments

     CESV is seeking investment opportunities such as wind energy and the acquisition of a power plant in the hopes of increasing the company's profit base.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7 - FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 19, 2004, we engaged Webb & Company, P.A. as our independent accountants to review our consolidated balance sheet as of June 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the quarter then ended. The decision to appoint Webb & Company, P.A. was approved by our Board of Directors.

We dismissed Gary E. Hirth CPA ("Hirth") as our auditors effective from August 19, 2004. Hirth served as our independent auditors for our former fiscal years ended September 30, 2003 and September 30, 2002. Hirth's report on our consolidated financial statements for our fiscal years ended September 30, 2003 and September 30, 2002 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except as follows: In Hirth's report dated December 29, 2003 and December 23, 2002 for financial statements for our fiscal years ended September 30, 2003 and September 30, 2002, respectively, Hirth indicated that: "The Company has negative working capital and a deficit stockholders' equity. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During our former fiscal years ended September 30, 2003 and September 30, 2002 and until Hirth's dismissal, there were no disagreements with Hirth within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Hirth's satisfaction, would have caused Hirth to make reference to the subject matter of the disagreements in connection with its reports.

During our former fiscal years ended September 30, 2003 and September 30, 2002, until Hirth's dismissal, there were no "reportable events" (as such term is defined in item 304(a)(1)(v) of regulation S-K).

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Webb & Company, P.A., neither we nor anyone on our behalf consulted with Webb & Company, P.A. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

This change in accountant was reported by us in a Current Report on Form 8-K filed with the SEC on August 24, 2004. We requested Hirth to review the disclosure contained herein in that report and asked Hirth to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of Hirth's views, or the respects in which Hirth does not agree with the statements contained in that report. A copy of Hirth's letter was filed as an Exhibit to that Current Report on October 15, 2004.

On November 5, 2004, we engaged Moore Stephens Wurth Frazer & Torbet LLP ("Moore Stephens") as our independent accountants to audit the Registrant's consolidated balance sheet as of September 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal year then ended. The decision to appoint Moore Stephens was approved by our Board of Directors.

Webb & Company, P.A. ("Webb") resigned as the our auditors effective from November 5, 2004 because of auditor conflict under Section 206 of the Sarbanes-Oxley Act of 2002 after an affiliate of Webb became our Chief Financial Officer. Webb served as our independent auditors to: (i) audit our recently acquired subsidiary, Starway Management, Ltd. ("Starway") for fiscal years ended December 31, 2003 and December 31, 2002; and (ii) to review the our consolidated balance sheet as of June 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the fiscal quarter then ended. Webb's report on Starway's consolidated financial statements for Starway's fiscal years ended December 31, 2003 and December 31, 2002 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our former fiscal years ended September 30, 2003 and September 30, 2002, and Starway's former fiscal years ended December 31, 2003 and December 31, 2002, and until Webb's resignation, there were no disagreements with Webb within the meaning of item 304 of regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Webb's satisfaction, would have caused Webb to make reference to the subject matter of the disagreements in connection with its reports.

During our former fiscal years ended September 30, 2003 and September 30, 2002, and Starway's former fiscal years ended December 31, 2003 and December 31, 2002, and until Webb's resignation, there were no "reportable events" (as such term is defined in item 304(a)(1)(v) of regulation S-K).

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Moore Stephens, neither we nor anyone on our behalf consulted with Moore Stephens regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the our financial statements or
(ii) any matter that was either the subject of a "disagreement" or a "reportable event."

This change in accountant was reported by us in a Current Report on Form 8-K filed with the SEC on November 12, 2004. We requested Webb to review the disclosure contained herein in that report and asked Webb to furnish us with a letter addressed to the SEC containing any new information, clarification of our expression of Webb's views, or the respects in which Webb does not agree with the statements contained in that report. A copy of Webb's letter was filed as an Exhibit to that Current Report on November 23, 2004.

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (acting as the principal accounting officer) and Chief Operating Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Operating Officer have concluded that the Company's disclosure controls and procedures are effective. The Company has enhanced and upgraded its accounting system with the addition of new software and is in the process of transferring the system to a new secure server. These measures are part of an overall upgrade of the management computer systems that will make management and control of operations more efficient and prepare the way for Sarbanes-Oxley compliance. The Company is required to be in compliance with the Sarbanes-Oxley regulations by the end of Fiscal Year 2005. The Company is proceeding through the first 2 quarters of Fiscal 2005 to introduce changes to its operating rules. Many of these changes involve the use of new electronic systems for tracking and documenting management decisions and their implementation. Much of the work required is in documenting existing systems differently and adapting them to the new rules and systems. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION

None.


                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.

Name                  Age       Position(s) Held        Officer since   Director since
------------------    ---    -----------------------    -------------   --------------
Sun Li                 34    Chief Executive Officer         2004            2004
                                            Chairman
                                            Director

Kam Wah Poon           49    Chief Financial Officer         2004             N/A


Stella Lai Fun Sim     36    Corporate Secretary and         2004            2004
                                            Director

Dennis Won Kong Yu     54                   Director          N/A            2004

Paul Risberg           42                   Director          N/A            2004

ShiLong Li             42                   Director          N/A            2004

Kam Man Lee            49                   Director         2004            2004
                                        (Former CEO)

Wing Sze Yau           30                   Director          N/A            2004

Shao Guang Tan         43                   Director          N/A            2004

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

There are no family relationships among the foregoing directors and executive offices. None of the directors or executive officers has, during the past five years: (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BIOGRAPHICAL INFORMATION

SUN LI, Age 34, is the Chairman of the Board and the Chief Executive Officer. Mr. Sun has been engaged in retail business, motors, real property, internet development, sales and marketing in Beijing, Xing Tai (in Hebei Province), Shanghai and Shenzhen for years. In addition, he has 10 years of experience in China marketing and financial investment in the stock markets of Hong Kong and China. Mr. Sun is the investing shareholder of Shenzhen Dicken Industrial Development Limited. He is recently elected Chairman of the Board and appointed as the Chief Executive Officer ("CEO") of the Company. Since 1999, Mr. Sun has served as the shareholder and Chief Executive Officer of Beijing Heng Fu Plaza Development, Inc. ("Heng Fu") which is devoted to the construction of a 100,000m2 multi-purpose commercial plaza in Chao Yang District, Beijing.

KAM WAH POON, Age 49, is our Chief Financial Officer. Mr. Poon is a Certified Public Accountant in Hong Kong. He earned masters degree in Business Administration from the University of Strathclyde. He is a member of the FCCA, FHKSA, TIHK. Mr. Poon has over 15 years of audit experience since 1982. He also has over 10 years of experience in the accounting practice and commercial sector since 1993.

LAI-FUN SIM. Age 36, is the Executive Director and Corporate Secretary. Ms. Sim has completed the Higher Diploma in Translation and Interpretation at the City University. She has over 13 years experience in administration. She has obtained the qualification of Stock Broker and Stock Broker Representative in Hong Kong. She worked for China Convergent Corporation Limited listed on the Nasdaq Stock Market, the Australian Stock Exchange and Frankfurt Stock Exchange, and its subsidiary listed on the Stock Exchange of Hong Kong as Assistant to Chairman for from 1999 through 2001. From 2002 through 2003, she joined China Cable and Communications, Inc. listed on the Nasdaq OTCBB as Assistant to Chairman.

DENNIS WON-KONG YU, Age 54, is the Executive Director. Mr. Yu was the Director of Strong Choice Investment (Holdings) Limited from 1999 to 2000. He holds a bachelor degree in motion picture from UCLA in the USA. He has extensive experience in the financing of film production and strategic development of film entertainment business. Apart from the film business, he has over 10 years experience in the financial investment field and was an Executive Director of China Convergent Corporation Limited, a company listed on the Australian Stock Exchange, Nasdaq Stock Market and Frankfurt-listed company from 2000 to 2002. He re-joined Strong Choice Investment (Holdings) Limited from 2002 to 2003 as a Director. He has been Executive Director of Fortuna International Holdings Limited, a company listed on the Stock Exchange of Hong Kong, since the end of 2003.

PAUL RISBERG Age 42, is the Non-executive Director. He has over 10 years experience in investment banking and securities market expertise. He currently provides consulting service to numerous small to medium size companies in regards to growth strategies and capital expansion opportunities. From 1998 until 2002, Mr. Risberg served as Divisional Vice President of Fahnestock & Co. (now known as Oppenheimer & Co.), one of oldest New York Stock Exchange firms. Mr. Risberg supervised operations at Fahnestock's Atlanta, Minneapolis, Richmond and Cincinnati offices including compliance, trading, investment banking, new equity issue distribution, branch manager supervision and reporting. Prior to that, Mr. Risberg served as Senior Vice President and Branch Manager of Josephthal & Co., and was instrumental in establishing the firm's Atlanta office in 1995. Since 1995, Mr. Risberg has also conducted extensive research on alternative energy processes including energy audit, photovoltaic array design and construction, wind and hydro energy services.

SHI LONG LI, age 42, born in Beijing and graduated from post secondary college. Mr. Li has over 10 years of experience in property development. He also has over 5 years of experience in the development, operation and investment in broadband cable television in some provinces and major cities in China such as Beijing, Shenzhen, Fujian Province, Jiangsu Province and Hebei Province. Over the last 3 years, Mr. Li has been engaged in finance and securities investment in China, Hong Kong and overseas.

KAM MAN LEE, age 49, has over 23 years of experience in construction services management. Before joining the Company, he was the substantial shareholder and chairman of a limited company whose principal activities are civil engineering and construction services. He joined the Hong Kong-listed company, China Prosperity Holdings (Hong Kong) Limited in 1998 and from then until 2001 served as its Executive Director.

WING SZE YAU. Age 30, earned her bachelors degree from the Lingnan University majoring in Asia Pacific Studies of Social Science. She has been working as corporate secretary in various companies with over 7 years of experience in business administration. For the past five years she has worked with various Chinese non-profit educational organizations.

SHAO-GUANG TAN. Age 43, is a qualified accountant in China. He holds a bachelors degree in foreign trade and economic management. Currently he is the deputy general manager and chief financial officer of Jia Sheng International Consultant (HK) Co., Limited. Prior to this position, and since 1999, he was the general manager and financial controller of Xinhui Auction Limited in Jiangmen City, Guangdong Province. Mr. Tan has over 20 years experience in banking and financial management and has worked with the Guangdong Development Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

The following persons were not able to file their Form 3 within 10 days after he/she was elected an officer or director of the Company or became a more than 10% shareholder of the Company:

================================================================================
Name                    Position/Shareholder          Form 3 Filed
--------------------    ---------------------------   --------------------------

Sun Li                  CEO/Director                  Not filed yet
--------------------    ---------------------------   --------------------------
Kam Wah Poon            CFO                           Not filed yet
--------------------    ---------------------------   --------------------------
Lai Fun Sim             Secretary/Director            Not filed yet
--------------------    ---------------------------   --------------------------
Dennis Wong Kong Yu     Director                      Not filed yet
--------------------    ---------------------------   --------------------------
Shilong Li              Director                      June 29, 2004
--------------------    ---------------------------   --------------------------
Kam Man Lee             Director                      June 29, 2004
--------------------    ---------------------------   --------------------------
Shao Guang Tan          Director                      Not filed yet
--------------------    ---------------------------   --------------------------
Wing Sze Yau            Director                      Not filed yet
--------------------    ---------------------------   --------------------------

Best Development        10% Shareholder (former)*     June 29, 2004
--------------------    ---------------------------   --------------------------
Jie Zhu                 10% Shareholder (former)*     June 30, 2004
--------------------    ---------------------------   --------------------------
New Solomon             10% Shareholder               October 20, 2004
================================================================================


CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request. You may request a copy of this code of ethics to be sent as a pdf file to an e-mail address; if you do not have an e-mail address you may request a copy by sending such request to us at our principal office.

AUDIT COMMITTEE FINANCIAL EXPERT

Mr. Shao Guang Tan is the Audit Committee Financial Expert that serves on the Company's audit committee. Mr. Tan is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

PROCEDURES FOR NOMINATING DIRECTORS

The Board has created a Nominating Committee and adopted a Nominating Committee Charter. Such charter is filed as an exhibit to this Annual Report.

ITEM 10 - EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2004, 2003, and 2002. None of our executive officers received compensation in excess of $100,000 for the fiscal year ended September 30, 2004, and no officer received compensation in excess of $100,000 for the fiscal years 2004, 2003 or 2002, respectively. The following table summarizes all compensation received by our Chief Executive Officer, Chief Financial Officer (former) and Corporate Secretary in fiscal years 2004, 2003 and 2002.

                                       Annual Compensation               Long-Term Compensation
                                 -------------------------------   ---------------------------------
                                                                            Awards           Payouts
                                                                   -----------------------   -------
                                                    Other Annual    Stock      Underlying     LTIP      All Other
Name and               Fiscal     Salary    Bonus   Compensation   Award(s)   Options/SARs   Payouts   Compensation
Principal Position      Year       ($)       ($)        ($)          ($)          ($)          ($)         ($)
---------------------  ------    -------    -----   ------------   --------   ------------   -------   ------------
Sun Li                   2004    $     *       --             --         --             --        --             --
Chief Executive          2003         --       --             --         --             --        --             --
Officer                  2002         --       --             --         --             --        --             --

Kam Wah Poon             2004    $     *       --             --         --             --        --             --
Chief Financial          2003         --       --             --         --             --        --             --
Officer                  2002         --       --             --         --             --        --             --

Stella Lai Fun Sim       2004    $     *       --             --         --             --        --             --
Secretary                2003         --       --             --         --             --        --             --
                         2002         --       --             --         --             --        --             --

Christy M. Strauch (1)   2004    $80,000       --             --         --             --        --             --
Chief Executive          2003    $90,000       --             --         --             --        --             --
Officer (former)         2002    $60,000       --             --         --             --        --             --


                                       Annual Compensation               Long-Term Compensation
                                 -------------------------------   ---------------------------------
                                                                            Awards           Payouts
                                                                   -----------------------   -------
                                                    Other Annual    Stock      Underlying     LTIP      All Other
Name and               Fiscal     Salary    Bonus   Compensation   Award(s)   Options/SARs   Payouts   Compensation
Principal Position      Year       ($)       ($)        ($)          ($)          ($)          ($)         ($)
---------------------  ------    -------    -----   ------------   --------   ------------   -------   ------------
Kam Man Lee              2004    $     *       --             --         --             --        --             --
Chief Executive          2003         --       --             --         --             --        --             --
Officer (former)         2002         --       --             --         --             --        --             --

----------------
* None paid as of September 30, 2004.

(1) On May 11, 2004, Ms. Strauch converted $80,000 in accrued but unpaid salary into 4,000,000 shares of restricted common stock in consideration for services rendered during the fiscal year ended 2004.

The following table shows all grants during the fiscal year ended September 30, 2004 of stock options under our stock option plans to the named executive officers.

           OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2004
                               (Individual Grants)

We have not granted any options/stock appreciation rights during the fiscal year ended September 30, 2004.

LONG-TERM INCENTIVE PLAN AWARDS ("LTIP") TABLE

We do not currently have any LTIP.

COMPENSATION OF DIRECTORS

We issued 3,000 shares to Mr. Riseberg as compensation for serving on our Board. All other board members were not paid any compensation for serving on our Board. We may, at our discretion, reimburse board members for expenses.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 10, 2005, determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

=================================================================================================
                        Name and address                Amount and nature
Title of Class       of beneficial owner (1)         of beneficial ownership     Percent of class
--------------     --------------------------        -----------------------     ----------------
Common                                 Sun Li                  5,475,324 (2)               32.60%
                             CEO and Director
--------------     --------------------------        -----------------------     ----------------
Common                           Kam Wah Poon                          0                       0%
                                          CFO
--------------     --------------------------        -----------------------     ----------------
Common                            Lai Fun Sim                     10,000                       *%
                      Corporate Secretary and
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                    Dennis Wong Kong Yu                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                          Paul Riesberg                      3,000                       *%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                             Shilong Li                    222,205 (3)                1.32%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                            Kam Man Lee                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                           Wing Sze Yau                          0                       0%
                                      Director
--------------     --------------------------        -----------------------     ----------------
Common                         Shao Guang Tan                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                 New Solomon Consulting                  9,955,134                   59.28%
--------------     --------------------------        -----------------------     ----------------
                   All officers and directors
                                   as a group                  5,710,529                   35.33%
=================================================================================================

* less than 1%.

(1) The address for all officers and directors is Central Plaza, 18 Harbour Road, Suite 3203A, 32nd Floor, Hong Kong, China, unless otherwise indicated.
(2) Sun Li indirectly owns 5,475,324 shares through sole ownership of Able Stars Enterprises Ltd. Which owns 55% of New Solomon Consultants Limited which owns 9,955,134 shares.

(3) Shilong Li indirectly owns 222,205 shares through sole ownership of Best Development Co., Ltd. which owns 222,205 shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period ended September 30, 2004, stockholders were repaid $95,578 of loans payable.

As of September 30, 2004, the due from related party amounted to US$1,257,130. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected the payments on receivables on the Company's behalf from the customers and those payments had not been were not repaid to the Company by September 30, 2004.timely. Those amounts are unsecured, interest free and have no fixed terms of repayment.


                                    PART IV

ITEM 13- EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Number        Description
------        -----------

 2.1* Stock Purchase Agreement dated as of June 16, 2004 by and among Christina M. Strauch, Michael K. Hair, P.C., Robert Korndorffer and Best Development Company, Ltd.

 2.2* Stock Purchase Agreement dated as of June 29, 2004 by and between Eurofaith Holdings, Inc. and Rim Holdings, Inc. and Convertible Promissory Note.

 3.1      Articles of Incorporation of the Company

 3.2      By-Laws of the Company

10.1**    China Energy Savings Technology, Inc. 2004 Equity Incentive Plan

14        Code of Business Ethics

21        Subsidiaries of the Registrant

23.1      Consent of Moore Stephens LLP

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4) of Principal Executive Officer

31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4) of Principal Financial Officer

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Executive Officer

Number        Description
------        -----------

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Financial Officer

99.1      Nominating Committee Charter
--------------
(*) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 30, 2004.

(**) Incorporated herein by reference to Form S-8 filed with the U.S. Securities and Exchange Commission on September 17, 2004.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2003: $8,250;
Fiscal Year 2004: $150,000.

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2003: $0;
Fiscal Year 2004: $0.

TAX FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2003: $1,100;
Fiscal Year 2004: $0.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2003: $540;
Fiscal Year 2004: $0.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHINA ENERGY SAVINGS TECHNOLOGY, INC.


                                    By:     /s/ Sun Li
                                        ----------------------------------------
                                            Sun Li
                                            Chief Executive Officer

                                    Dated:  January 12, 2005


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                     TITLE                                 DATE

----------------------------------     -------------------------------------------        ----------------
            /s/ Sun Li                      Chief Executive Officer & Director            January 12, 2005
----------------------------------            (Principal Executive Officer)
              Sun Li

        /s/ Kam Wah Poon                         Chief Financial Officer                  January 12, 2005
----------------------------------     (Principal Financial & Accounting Officer)
           Kam Wah Poon

         /s/ Lai Fun Sim                      Corporate Secretary & Director              January 12, 2005
----------------------------------
           Lai Fun Sim

      /s/ Dennis Won Kong Yu                             Director                         January 12, 2005
----------------------------------
        Dennis Won Kong Yu

          /s/ Kam Man Lee                                Director                         January 12, 2005
----------------------------------
            Kam Man Lee

         /s/ Shao-Guang Tan                              Director                         January 12, 2005
----------------------------------
           Shao-Guang Tan

          /s/ Wing See Yau                               Director                         January 12, 2005
----------------------------------
            Wing See Yau

                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003                     F-3

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
THE YEARS ENDED DECEMBER 31, 2003 AND 2002                                  F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEARS ENDED DECEMBER 31,
2003 AND 2002                                                               F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND 2003 AND THE YEARS ENDED DECEMBER 31,
2003 AND 2002                                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

China Energy Savings Technology, Inc. and Subsidiaries
(Formerly Known As Rim Holdings, Inc.)

We  have  audited  the  accompanying  balance  sheet  of  China  Energy  Savings
Technology, Inc. and Subsidiaries as of September 30, 2004, and the related statements of income and other comprehensive income (loss), shareholders' equity and cash flows for the nine months then ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Starway Management Limited as of December 31, 2003 and 2002, the acquirer of China Energy Savings Technology, Inc., as explained in note 1 in the accompanying financial statements were audited by other auditors whose report dated January 29, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Energy Savings Technology, Inc. and Subsidiaries as of September 30, 2004, and the results of its operations and its cash flows for the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ Moore Stephens Wurth Frazer and Torbet, LLP

December 27, 2004
Walnut, California

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003

                                   ASSETS

                                                                                September 30             December 31
                                                                        ----------------------------    ------------
                                                                            2004             2003            2003
                                                                          Audited        (Unaudited)       Audited
                                                                        ------------    ------------    ------------
CURRENT ASSETS:
  Cash                                                                  $ 18,442,862    $    181,283    $     21,165
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $768,151 and $301,288 as of September 30, 2004 and
    2003, $766,710 as of December 31, 2003, respectively                   6,580,525       2,548,643       4,304,134
  Current maturities of notes receivable, net                              3,727,540       2,131,334       2,201,523
  Inventories                                                              4,329,552         726,983         533,453
  Prepaid expenses                                                         1,529,955                          71,582
  Due from related party                                                   1,257,130
                                                                        ------------    ------------    ------------
       Total current assets                                               35,867,564       5,588,243       7,131,857
                                                                        ------------    ------------    ------------
PLANT AND EQUIPMENT, net                                                     528,344         761,951         750,266
                                                                        ------------    ------------    ------------
OTHER ASSETS:

  Long-term notes receivable, net                                          7,087,692      10,443,217      12,743,550
  Other receivables                                                          778,880         190,476         252,700
  Intangible asset, net                                                                      233,677         227,627
  Other assets                                                                                64,617
                                                                        ------------    ------------    ------------
       Total other assets                                                  7,866,572      10,931,987      13,223,877
                                                                        ------------    ------------    ------------
          Total assets                                                  $ 44,262,480    $ 17,282,181    $ 21,106,000
                                                                        ============    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  2,719,554    $  3,106,338    $  2,789,735
  Current portion note payable                                                12,799                          12,536
  Other payables                                                             551,528
  Loans payable - related parties                                                            237,821          95,578
  Customer deposits                                                        1,752,216         315,076          83,967
  Taxes payable                                                            1,892,676       3,611,761       4,854,221
                                                                        ------------    ------------    ------------
       Total current liabilities                                           6,928,773       7,270,996       7,836,037
                                                                        ------------    ------------    ------------
LONG-TERM LIABILITIES:
  Note payable, net                                                            7,895          27,640          17,440
                                                                        ------------    ------------    ------------
       Total liabilities                                                   6,936,668       7,298,636       7,853,477
                                                                        ------------    ------------    ------------
MINORITY INTEREST                                                         18,662,906       4,991,767       6,633,436
                                                                        ------------    ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock,  $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
  Common stock, $0.001 par value, 20,000,000 shares authorized,
    12,968,401 shares issued and outstanding                                  12,968              11              11
  Additional paid-in capital                                               8,655,339         666,666         666,666
  Statutory reserves                                                         324,583         329,489         324,583
  Retained earnings                                                        9,666,676       3,996,754       5,642,184
  Accumulated other comprehensive income                                       3,340          (1,142)        (14,357)
                                                                        ------------    ------------    ------------
       Total shareholders' equity                                         18,662,906       4,991,778       6,619,087
                                                                        ------------    ------------    ------------
          Total liabilities and shareholders' equity                    $ 44,262,480    $ 17,282,181    $ 21,106,000
                                                                        ============    ============    ============

The accompanying notes are an integral part of this statement.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        Nine Months Ended                      Year Ended
                                                                           September 30                       December 31
                                                                    ----------------------------    ----------------------------
                                                                         2004           2003            2003             2002
                                                                       Audited        Unaudited       Audited          Audited
                                                                    ------------    ------------    ------------    ------------
REVENUES                                                            $ 30,997,070    $ 19,556,412    $ 31,057,877    $  7,914,658

COST OF GOOD SOLD                                                     11,640,973      12,300,517      19,748,263       4,989,797
                                                                    ------------    ------------    ------------    ------------
GROSS PROFIT                                                          19,356,097       7,255,895      11,309,614       2,924,861

OPERATING EXPENSES
  Operating expense                                                    1,538,220         100,926         155,780         225,589
  Selling, general and administrative expenses                         8,848,447       1,171,155       1,983,248         898,507
                                                                    ------------    ------------    ------------    ------------
         Total Operating Expenses                                     10,386,667       1,272,081       2,139,028       1,124,096
                                                                    ------------    ------------    ------------    ------------
INCOME  FROM OPERATIONS                                                8,969,430       5,983,814       9,170,586       1,800,765
                                                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                      2,202,122         829,681       1,607,373         389,253
  Interest expense                                                        (3,086)           (404)           (573)           (118)
  Other income (expense)                                                  25,506             169              --            (933)
  Other income                                                             2,680           4,669          10,375              --
                                                                    ------------    ------------    ------------    ------------
         Total Other Income                                            2,227,222         834,115       1,617,175         388,202
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                      11,196,652       6,817,929      10,787,761       2,188,967

CREDIT (PROVISION) FOR INCOME TAXES                                    4,853,332      (1,200,925)     (1,879,896)       (401,086)
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE MINORITY INTEREST                                       16,049,984       5,617,004       8,907,865       1,787,881

MINORITY INTEREST                                                     12,025,492       2,808,502       4,453,933         893,940
                                                                    ------------    ------------    ------------    ------------
NET INCOME                                                             4,024,492       2,808,502       4,453,932         893,941

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                                 17,697         (12,074)        (12,074)          1,544
                                                                    ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                         $  4,042,189    $  2,796,428    $  4,441,858    $    895,485
                                                                    ============    ============    ============    ============
Net income per share - basic and diluted                            $       0.51    $       0.40    $       0.64    $       0.13
                                                                    ============    ============    ============    ============
Weighted average number of shares outstanding - basic and diluted      7,868,713       6,920,639       6,924,370       6,912,646
                                                                    ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             Accumulated
                                                                                                other
                                                                       Unappro-                compre-
                                                          Additional   priated                 hensive      Subscrip-
                                      Number    Common      Paid-in    Retained   Statutory    income         tion
                                    of shares   stock       capital    Earnings    Reserves    (loss)       Receivable    Totals
                                   ----------  ---------  ----------  ----------  ---------  ------------  -----------  -----------
BALANCE, December 31, 2001                100  $      11  $1,333,322  $1,037,829  $ 199,961  $     (3,827) $ (727,272)  $ 1,840,024
  Cash received from
    subscription receivable                                                                                   121,211       121,211
  Foreign currency translation
    adjustments                                                                                     1,544                     1,544
  Minority interest                                         (666,667)   (518,915)   (99,981)                  303,031      (982,532)
  Net income                                                             893,941                                            893,941
  Statutory reserves                                                    (229,508)   229,508
                                   ----------  ---------  ----------  ----------  ---------  ------------  -----------  -----------
BALANCE, December 31, 2002                100         11     666,655   1,183,347    329,488        (2,283)    (303,030)   1,874,188
  Cash received from
    subscription receivable                                                                                    303,030      303,030
  Contributed capital by
    stockholders                                                  11                                                             11
  Foreign currency translation
    adjustments                                                                                   (12,074)                  (12,074)
  Net income                                                           4,453,932                                          4,453,932
  Statutory reserves                                                       4,905     (4,905)
                                   ----------  ---------  ----------  ----------  ---------  ------------  -----------  -----------
BALANCE, December 31, 2003                100         11     666,666   5,642,184    324,583       (14,357)                6,619,087
  Foreign currency translation
    adjustments                                                                                    17,697                    17,697
  Shares issued in connection
    with recapitalization          12,338,301     12,327     (12,327)
  Issued S-8 stock of 630,000
    shares                            630,000        630   8,001,000                                                      8,001,630
  Net income                                                           4,024,492                                          4,024,492
                                   ----------  ---------  ----------  ----------  ---------  ------------  -----------  -----------
BALANCE, September 30, 2004        12,968,401  $  12,968  $8,655,339  $9,666,676  $ 324,583  $      3,340  $        --  $18,662,906
                                   ==========  =========  ==========  ==========  =========  ============  ===========  ===========


The accompanying notes are an integral part of this statement.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    Nine Months Ended                Year Ended
                                                                       September 30                  December 31
                                                                --------------------------    --------------------------
                                                                2004           2003           2003           2002
                                                                Audited        Unaudited      Audited        Audited
                                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 4,024,492    $ 2,808,502    $ 4,453,932    $   893,941
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Minority interest                                          12,025,492      2,808,502      4,453,933        893,940
      Depreciation and amortization                                  59,601         64,421        104,306         91,042
      Stock issued for services                                   8,001,630
      Allowance for doubtful accounts                                               23,424        465,422        301,288
  Change in operating assets and liabilities:
    (Increase) decrease in assets:
      Intangible assets                                             227,627         22,150
      Accounts receivable                                        (2,276,391)    (1,150,417)   (15,193,852)    (3,693,119)
      Long-term notes receivable, net                             4,129,841     (9,452,000)
      Amount due from related parties                            (1,257,130)
      Inventories                                                (3,796,099)       927,861      1,121,391     (1,235,177)
      Prepaid expenses                                           (1,458,373)       237,694        166,113       (237,694)
      Other receivables                                            (526,180)       163,075        100,851         57,809
      Other assets                                                                 (55,003)         9,614
    Increase (decrease) in liabilities:
      Accounts payable                                              (70,180)       855,491        538,886      1,534,109
      Other payable                                                 551,528
      Customer deposits                                           1,668,249       (295,713)      (526,822)       152,073
      Tax payable                                                (2,961,545)     2,707,905      3,950,365        874,971
                                                                -----------    -----------    -----------    -----------
        Net cash provided by (used in) operating activities      18,342,562       (334,108)      (355,861)      (366,817)
                                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of intangible asset                                                                                   (40,459)
  Proceeds from sale of fixed assets                                173,123
  Purchase of property and equipment                                 (6,825)      (101,099)       (49,544)       (16,213)
                                                                -----------    -----------    -----------    -----------
        Net cash used in investing activities                       166,298       (101,099)       (49,544)       (56,672)
                                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on loans payable - related parties            (95,578)       (66,183)      (208,426)       347,179
  Proceeds from notes payable                                                       27,640
  Payments on notes payable                                          (9,282)                       (7,963)
  Increase in minority interest                                                    303,031        303,031
  Proceeds from issuance of common stock                                           303,041        303,041        121,211
                                                                -----------    -----------    -----------    -----------
        Net cash (used in) provided by financing activities        (104,860)       567,529        389,683        468,390
                                                                -----------    -----------    -----------    -----------
EFFECT OF EXCHANGE RATE ON CASH                                      17,697                       (12,074)         1,544
                                                                -----------    -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                                      18,421,697        132,322        (27,796)        46,445

CASH, beginning of period                                            21,165         48,961         48,961          2,516
                                                                -----------    -----------    -----------    -----------
CASH, end of period                                             $18,442,862    $   181,283    $    21,165    $    48,961
                                                                ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                                  $     3,086    $       404    $       573    $       118
                                                                ===========    ===========    ===========    ===========
NON-CASH TRANSACTIONS:

Stock issued for services                                       $ 8,001,630    $        --    $        --    $        --
                                                                ===========    ===========    ===========    ===========


The accompanying notes are an integral part of this statement.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION

ORGANIZATION

On August 23, 2004, China Energy Savings Technology, Inc (the Company) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

On June 30, 2004 ("the Closing  Date") Rim Holdings  Inc., a Nevada  corporation
(Rim) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("Eurofaith), entered a Stock Purchase Agreement (the Eruofaith Stock Purchase Agreement). Pursuant to the Stock purchase agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company ("Starway") from Eurofaith (the "Acquisition"). The purchase price for such stock was $120,000,000 payable by Rim's issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim's common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440. On August 26, 2004 this note was converted into 6,900,000 shares (see Note 15).

Immediately after the closing of this transaction, Rim redeemed 1,000,000 shares of its common stock from Christina M. Strauch in exchange for all of the shares of Rimmer Computer, Inc., an Arizona corporation ("Rimmer").

Prior to the transaction, Rim was a holding company holding all of the shares of Rimmer. Rimmer is an approved technical service provider for computer hardware and software system manufacturers. All of Rimmer's customers are currently located in the Phoenix, Arizona area. Since the closing, Rim's primary operations consist of the operations of Starway.

As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Starway Management Limited. This stock issuance represents 50% of the issued and outstanding stock of Starway Management Limited at the time of issuance. The acquisition of Starway
Management Limited by the Company was accounted for as a recapitalization of Starway Management Limited, pursuant to which the accounting basis of Starway Management Limited continued unchanged subsequent to the transaction date. Starway Management Limited will be the historical financial statements of the Company and its subsidiaries Shenzhen Dicken Industrial Development Limited and Shenzhen Dicken Technology Development Limited. The financial statements have been restated to reflect the recapitalization as if the transaction happened as of January 1, 2002.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

ORGANIZATION, (CONTINUED)

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People's Republic of China on November 20, 1996 (SDID) which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People's Republic of China on November 9, 1999 (SDTD). In 2003, Eurofaith, the shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

ACTIVITIES

Starway through its two subsidiaries SDTD and SDID is a People's Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company through its subsidiaries mainly sell their products within the People's Republic of China.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompany consolidated financial statements include the accounts of Starway Management Limited, Shenzhen Dicken Technology Development Limited and Shenzhen Dicken Industrial Development Limited, (collectively the "Company"). All material intercompany transactions and balances have been eliminated in the consolidation. Even though the Company only owns 50% of Starway Management Limited, the Company has presented consolidated financial statements due to the common ownership of the various entities and because the Company has management control over the subsidiaries.

CHANGE OF YEAR END

Prior to the acquisition, the Company's subsidiaries reporting year end was December 31. However Rim Holdings, Inc.'s reporting year end is September 30. In order to be consistent with Rim's reporting year end, the Company's Board of Directors approved all of their subsidiaries' fiscal year end change from December 31 to September 30.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

CHANGE OF YEAR END, (CONTINUED)

The consolidated financial statements consist of a nine month transition period ended September 30, 2004 and 2003 (unaudited), and the calendar years ended December 31, 2003 and 2002, respectively.

The audited financial statements of Starway Management Limited as of and for the years ended December 31, 2003 and 2002 were filed with Form 8-K/A dated August 30, 2004 with the Securities and Exchange Commission. The audited financial statements as of September 30, 2004 include the activities of the Company's subsidiaries.

Since Rim Holdings, Inc had no material operational activities for the years ended December 31, 2003 and 2002, certain comparative amounts have been reclassified to conform to the current year's presentation. The unaudited financial statements as of and for the nine months ended September 30, 2003 have been included for comparative purposes only and reflect all adjustments
(consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of the period presented.

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

CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTES RECEIVABLE

The Company carries its notes receivable at the net present value of the notes, net of allowance for doubtful accounts.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost or market value, cost being determined on a first-in, first-out (FIFO) method.

PLANT AND EQUIPMENT

The Company's plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis from five to fifteen years.

INTANGIBLES

Under the Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

IMPAIRMENT OF LONG-LIVED ASSETS

Per SFAS No. 144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability if these assets are determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

REVENUE AND DEFERRED REVENUE RECOGNITION

The Company recognizes product sales under the following two types of contracts:

     1. Equipment sale contract - Under the Equipment sale contract, the Company recognizes revenue when persuasive evidence of an arrangement exists, the sales price to the buyer is fixed or determinable, collectability is reasonably assured, delivery has occurred and accepted by the buyers.

     2. Energy savings sharing contract - Under this contract, the Company grants customers extended payment terms under contracts of sale. These contracts are generally for a period of one to five years at prevailing interest rates and are collateralized by the related equipment, which if repossessed, may be less than the receivable balance outstanding. The Company recognizes revenue under profit sharing agreements when the amounts are fixed and determinable and collectability is reasonably assured. Amounts received by the Company in excess of the original estimated cost savings on the contract is recorded as interest income.

PRODUCT DEVELOPMENT COSTS

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86,
Accounting  for the Costs of Computer  Software to be Sold,  Leased or Otherwise
Marketed,   requires   capitalization  of  certain  software  development  costs
subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Chinese Renminbi. The financial statements of the Company are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese Renminbi to United States dollars is reported as other comprehensive income (loss) in the statement of income and stockholders' equity.

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109").

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is organized in the British Virgin Islands and the People's Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for 2004 and 2005 and 50% income tax reduction for 2006, 2007 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments including accounts receivable, stockholder loans and notes payable approximate fair value due to the relatively short period to maturity of these instruments.

The fair value of short-term and long-term notes receivable was determined using a discounted cash flow analysis based on the Company's borrowing rate. At September 30, 2004 and 2003 and December 31, 2003, the carrying value of these notes approximated their fair value.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Effective August 25, 2004, the Company concluded a reverse split at a ratio of 20 to 1. In accordance with U.S. SEC SAB Topic 4C., the shares on the financial statements and notes to financial statements including per share amounts are presented after applying retroactively to reflect the reverse stock split.

CONCENTRATIONS AND CREDIT RISKS

During 2004 and 2003, 100% of the Company's sales were to companies located in the PRC. At September 30, 2004 and 2003 and December 31, 2003, all the Company's assets are located in the PRC.

The Company's operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions. There is also no guarantee that the Chinese government's pursuit of economic reforms will be consistent or effective.

CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at September 30, 2004 and 2003 amounted to $18,269,919 and $175,024, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 provides guidance in the identification of entities of which control is achieved through means other than voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "Primary Beneficiary"). In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS, (CONTINUED)

SFAS No. 150 affects the issuer's accounting for three types of free standing financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets, A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2004, December 31, 2003 and September 30, 2003 consisted of the following:

                          September 30,   September 30,   December 31,
                              2004            2003            2003
                          -------------   -------------   ------------

Accounts receivable       $   7,348,676   $   2,849,931   $  5,070,844
Less: allowance for
      doubtful accounts         768,151         301,288        766,710
                          -------------   -------------   ------------
Totals                    $   6,580,525   $   2,548,643   $  4,304,134
                          =============   =============   ============

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES RECEIVABLE

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the notes. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

                          September 30,   September 30,   December 31,
                              2004            2003            2003
                          -------------   -------------   ------------

Notes receivable          $  10,815,232   $  12,574,551   $ 14,945,073
Less:
   Current portion of
   notes receivable           3,727,540       2,131,334      2,201,523
                          -------------   -------------   ------------
Totals                    $   7,087,692   $  10,443,217   $ 12,743,550
                          =============   =============   ============

The following table represents as of September 30, 2004 the estimated principal collections on notes receivable:

     Year Ending September 30,
               2005                                       $  3,727,540
               2006                                          3,407,370
               2007                                          3,199,932
               2008                                            480,390

NOTE 4 - INVENTORIES

Inventories as of September 30, 2004, September 30, 2003 and December 31, 2003 consisted of the following:

                          September 30,   September 30,   December 31,
                              2004            2003            2003
                          -------------   -------------   ------------
Raw materials             $   1,013,976   $     142,813   $     25,531
Work in progress                869,059         113,911         60,604
Finished goods                2,446,517         470,259        447,318
                          -------------   -------------   ------------
Totals                    $   4,329,552   $     726,983   $    533,453
                          =============   =============   ============

NOTE 5 - PREPAID EXPENSES

Prepaid expenses at September 30, 2004 amounted to $1,529,955 and represent advances to suppliers on inventory purchases.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2004 and 2003 and December 31, 2003 are summarized as follows:

                               September 30,   September 30,   December 31,
                                   2004            2003            2003
                               -------------   -------------   ------------

Building                       $     409,888   $     627,680   $    627,680
Office equipment                      80,100          68,405         68,405
Furniture and fixtures                41,574          41,649         41,649
Plant, machinery and
  equipment                           80,126          80,267         80,267
Vehicle                              148,586         148,846        148,846
                               -------------   -------------   ------------
                                     760,274         966,847        966,847
Less:  accumulated
  depreciation                       231,930         204,896        216,581
                               -------------   -------------   ------------
Plant and equipment, net       $     528,344   $     761,951   $    750,266
                               =============   =============   ============

Depreciation expense for the periods ending September 30, 2004 and 2003 and December 31, 2003 amounted to $59,601, $76,106 and $64,421, respectively.

NOTE 7 - INTANGIBLES

The Company has licensed the use of several patents from its founder for a period of ten years. The licenses expire in July 2012. The licenses are being amortized over the license period of ten years using the straight-line method. During the period ending September 30, 2004, the Company has revaluated these intangible assets which the useful life became unforeseeable and decided to write off the remaining balance of US$ 206,335 as of September 30, 2004.

NOTE 8 - NOTES PAYABLE, NET

Long-term obligations consisted of the following:

Note payable to finance company, secured by automobile,
interest at 5.44% per annum. Monthly payments of $1,067
due through April 2006                                            $      20,694
Less current maturities                                                  12,799
                                                                  -------------
Total                                                             $       7,895
                                                                  =============

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NOTES PAYABLE, NET, (CONTINUED)

Principal payments for the next five years are as follows:

     Year Ending September 30,
               2005                                               $      12,799
               2006                                                       7,895

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, stockholders were repaid $95,578 of loans payable.

As of September 30, 2004, the due from related party amounted to US$1,257,130. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company's behalf from the customers and those payments had not been repaid to the Company by September 30, 2004. These amounts are unsecured, interest free and have no fixed terms of repayment.

NOTE 10 - CUSTOMER DEPOSITS

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts Customer deposits amounted to US$1,752,216, US$315,076 and US$83,967 as of September 30, 2004 and 2003 and December 31, 2003, respectively.

NOTE 11 - TAXES PAYABLE

Taxes payable at September 31, 2004 and 2003, and December 31, 2003 consist of the following:

                               September 30,   September 30,   December 31,
                                   2004            2003            2003
                               -------------   -------------   ------------

Urban maintenance and
  construction tax             $      21,104   $      14,130   $     21,584
Education tax                          1,058          42,390         74,108
Enterprise income tax                     --       2,143,961      2,281,467
Value added tax                    1,870,514       1,411,280      2,477,062
                               -------------   -------------   ------------
Totals                         $   1,892,676   $   3,611,761   $  4,854,221
                               =============   =============   ============

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - TAXES PAYABLE, (CONTINUED)

On July 22, 2004, the local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2004 in the amount of US$4,853,332 which was recorded as a credit during 2004 for previously accrued income taxes. The Company has elected to record the entire credit for Chinese income taxes in 2004.

The credit (provision) for income taxes consisted of the following:

                             Nine Months Ended                Year Ended
                                September 30                  December 31
                          ------------------------    ------------------------
                             2004          2003           2003          2002
                          ----------   -----------    -----------    ---------

Credit (Provision) for
  China income taxes      $4,853,332   $(1,200,925)   $(1,879,896)   $(401,086)
                          ----------   -----------    -----------    ---------
Total provision for
  income taxes            $4,853,332   $(1,200,925)   $(1,879,896)   $(401,086)
                          ==========   ===========    ===========    =========

The following table reconciles the U.S. Statutory rates to the Company's effective tax rate:

                                September 30                  December 31
                          ------------------------    ------------------------
                             2004          2003           2003          2002
                          ----------   -----------    -----------    ---------

U.S. Statutory rates          34.0%        34.0%          34.0%         34.0%
Foreign income not
  recognized in USA          (34.0)       (34.0)         (34.0)        (34.0)
China income taxes              --         17.0           17.0          17.0
                          ----------   -----------    -----------    ---------
      Totals                    --%        17.0%          17.0%         17.0%
                          ==========   ===========    ===========    =========


NOTE 12 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under long term, non-cancelable operating lease agreements expiring through June 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES (CONTINUED)

Total rent expense for the nine months ended September 30, 2004 and 2003 and for the years ended December 31, 2003 and 2002 amounted to $102,689, $37,309, $35,929 and $18,543, respectively.

As of September 30, 2004, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

     Year Ending September 30,
              2005                                     $ 59,270
              2006                                       58,000
              2007                                       58,000
           Thereafter                                    87,000

NOTE 13 - MINORITY INTEREST

Minority interest represents the outside shareholder's 50% ownership of the common stock of Starway Management Limited. Due to common control over the entities the financial statements of the Company have been restated to reflect the minority's shareholder's interest as if the transaction was effective January 1, 2002. For the nine months ended September 30, 2004 the amount allocated to the minority interest was computed as follows:

                                                        September 30,
                                                            2004
                                                        -------------

Net income before minority interest                     $  16,049,984
Add back stock based compensation
   not subject to minority interest                         8,001,000
                                                        -------------
   Adjusted income for Minority Interest                $  24,050,984
                                                        =============

50% allocated to Minority Interest                      $  12,025,492
                                                        =============

NOTE 14 - EQUITY INCENTIVE PLAN

On September 8, 2004, the Company adopted an Equity Incentive Plan. The purpose of this plan is to attract, retain and motivate eligible persons whose current and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EQUITY INCENTIVE PLAN, (CONTINUED)

through awards of Options, the right to purchase common stock and stock bonuses. A total of 1,200,000 shares of common stock have been registered with the Securities and Exchange Commission under this plan.

On September 16, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at US$12.70 per share. The total shares were valued at $8,001,000 ($12.70 per share), the closing price of the stock at the date the shares were issued.

The Company accounts for its employee stock option grants in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees. As of September 30, 2004, total stock based compensation expense recorded in the accompanying income statement amounted to $7,874,000.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services," which require entities to recognize an expense, based on the fair value of the related awards. As of September 30, 2004, total stock compensation to non-employees amounted to $127,000.

NOTE 15 - SHAREHOLDERS' EQUITY

STOCK ISSUANCES

During 2004, one stockholder exchanged 1,000,000 shares of common stock with the Company for 100% of the stock of Rimmer Computer, Inc.

During July 2004, the Company approved a reverse stock split of 20 to 1 effective August 25, 2004.

On August 26, 2004, New Solomon Consultants Limited ("New Solomon") acquired 6,900,000 shares of Common Stock from Eurofaith upon conversion of a promissory note held by Eurofaith. Such promissory note was issued by the Company in

See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15- SHAREHOLDERS' EQUITY (CONTINUED)

STOCK ISSUANCES (CONTINUED)

exchange for shares of Starway (See note 1). No part of the purchase price was represented by borrowed funds. This transaction was part of a transaction pursuant to which New Solomon acquired control of the Company.

On September 16, 2004, the Company issued 630,000 shares of its Common Stock at $12.70 per share in accordance with the Company's Equity Incentive Plan as described in note 14.

STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

NOTE 16 - SUBSEQUENT EVENTS

On November 17, 2004, the Company completed an acquisition of an additional 15% interest in Starway. Prior to the acquisition, the Company owned 50% of the outstanding shares of capital stock of Starway. After the acquisition, the Company will own a total of 65% of the outstanding shares of Starway capital stock. The Company acquired the additional 15% interest in Starway from Eurofaith. The sole director of Eurofaith is also a director and Corporate Secretary of the Company.

The Company acquired the 15% interest in Starway by issuing a total of 3,346,100 shares of common stock of the Company. The amount of consideration given by the Company for the acquisition was determined with reference to the acquisition of shares of Starway capital stock as reported in the Company's Current Report on Form 8-K filed on June 30, 2004. The closing of the Acquisition (the "Closing") occurred on November 17, 2004 (the "Closing Date"). The sole consideration for the Acquisition is common stock of the Company.

See report of independent registered public accounting firm.