Form 10KSB/A
period 2004-09-30
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-01-31
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB
--------------------------------------------------------------------------------

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

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 is filed to: (i) add supplemental financial information regarding Starway Management Limited and Subsidiaries for the Nine Months Ended September 30, 2004 and 2003; (ii) add a report on the consolidated balance sheet of Starway Management Limited and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 from Webb & Company, P.A.; (iii) add an updated report from the Registrant's current auditors, Moore Stephens Wurth Frazer and Torbet, LLP; and
(iv) file the consents to the incorporation by reference on the Form S-8 of such reports. We have also filed to make other minor changes and corrections to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

CAUTION REGARDING FORWARD-LOOKING INFORMATION                               3

PART I                                                                      4

ITEM 1 - DESCRIPTION OF BUSINESS                                            4
ITEM 2 - DESCRIPTION OF PROPERTY                                           13
ITEM 3 - LEGAL PROCEEDINGS                                                 13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                               14
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         16
ITEM 7 - FINANCIAL STATEMENTS                                              22
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                         22
ITEM 8A - CONTROLS AND PROCEDURES                                          24
ITEM 8B - OTHER INFORMATION                                                25

PART III

ITEM 9 - OFFICERS AND DIRECTORS                                            25
ITEM 10 - EXECUTIVE COMPENSATION                                           29
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                       30
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   32

PART IV                                                                    32

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                                 32
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                           33

SIGNATURES                                                                 34

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

The management of SDID is as follows:

LIU TIAN FU

Age 39 C.F.O. (CHIEF FINANCIAL OFFICER) is an economist who received his Master degree from University of Xiang Tan, Hunan Province. Prior to joining Dicken Hi-Tech Development, he worked as a financial analyst and advisor for International Financial Venture Capital Committee.

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

ITEM 2 - DESCRIPTION OF PROPERTY

During the last quarter of fiscal year 2004, we, through a subsidiary owned by Starway (Miramar Development Limited), rented office space in Hong Kong at a rate of $7,800 per month. The term of the lease was for 2 years.

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

=================================================================================================
                        Name and address                Amount and nature
Title of Class       of beneficial owner (1)         of beneficial ownership     Percent of class
--------------     --------------------------        -----------------------     ----------------
Common                                 Sun Li                  9,955,134 (2)               59.28%
                             CEO and Director
--------------     --------------------------        -----------------------     ----------------
Common                           Kam Wah Poon                          0                       0%
                                          CFO
--------------     --------------------------        -----------------------     ----------------
Common                            Lai Fun Sim                     10,000                       *%
                      Corporate Secretary and
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                    Dennis Wong Kong Yu                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                          Paul Riesberg                      3,000                       *%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                             Shilong Li                    222,205 (3)                1.32%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                            Kam Man Lee                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                           Wing Sze Yau                          0                       0%
                                      Director
--------------     --------------------------        -----------------------     ----------------
Common                         Shao Guang Tan                          0                       0%
                                     Director
--------------     --------------------------        -----------------------     ----------------
Common                 New Solomon Consulting                  9,955,134                   59.28%
--------------     --------------------------        -----------------------     ----------------
                   All officers and directors
                                   as a group                 10,190,339                   60.69%
=================================================================================================

* less than 1%.

(1) The address for all officers and directors is Central Plaza, 18 Harbour Road, Suite 3203A, 32nd Floor, Hong Kong, China, unless otherwise indicated.
(2) Sun Li indirectly owns 9,955,134 shares through sole ownership of Able Stars Enterprises Ltd. which controls and owns 55% of New Solomon Consultants Limited which owns 9,955,134 shares.

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

 3.1**    Articles of Incorporation of the Company

 3.2**    By-Laws of the Company

10.1***   China Energy Savings Technology, Inc. 2004 Equity Incentive Plan

14****    Code of Business Ethics

21        Subsidiaries of the Registrant

23.1      Consent of Moore Stephens Wurth Frazer & Torbet, LLP

23.2      Consent of Webb & Company, P.A.

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4) of Principal Executive Officer

31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(4) of Principal Financial Officer

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Executive Officer

Number        Description
------        -----------

32.1 Certification Pursuant to Section 1350 of Title 18 of the United States Code of Principal Financial Officer

99.1      Nominating Committee Charter
--------------

(*) Incorporated herein by reference to Form 8-K filed with the U.S. Securities and Exchange Commission on June 30, 2004.
(**) Incorporated herein by reference to Form 10 filed with the U.S. Securities and Exchange Commission on July 11, 2000.
(***) Incorporated herein by reference to Form S-8 filed with the U.S. Securities and Exchange Commission on September 17, 2004.
(****) Incorporated  herein by  reference  to  Form  10-KSB  filed with the U.S.
       Securities and Exchange Commission on January 13, 2005.


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

                                    Dated:  January 30, 2005


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                     TITLE                                 DATE

----------------------------------     -------------------------------------------        ----------------
            /s/ Sun Li                      Chief Executive Officer & Director            January 30, 2005
----------------------------------            (Principal Executive Officer)
              Sun Li

        /s/ Kam Wah Poon                         Chief Financial Officer                  January 30, 2005
----------------------------------     (Principal Financial & Accounting Officer)
           Kam Wah Poon

         /s/ Lai Fun Sim                      Corporate Secretary & Director              January 30, 2005
----------------------------------
           Lai Fun Sim

      /s/ Dennis Won Kong Yu                             Director                         January 30, 2005
----------------------------------
        Dennis Won Kong Yu

          /s/ Kam Man Lee                                Director                         January 30, 2005
----------------------------------
            Kam Man Lee

         /s/ Shao-Guang Tan                              Director                         January 30, 2005
----------------------------------
           Shao-Guang Tan

          /s/ Wing See Yau                               Director                         January 30, 2005
----------------------------------
            Wing See Yau

                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE


REPORT OF MOORE STEPHENS WURTH FRAZER & TORBET, LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                               F-2

REPORT OF WEBB & COMPANY, P.A., INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                      F-3

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003                     F-4

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
THE YEARS ENDED DECEMBER 31, 2003 AND 2002                                  F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEARS ENDED DECEMBER 31,
2003 AND 2002                                                               F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND 2003 AND THE YEARS ENDED DECEMBER 31,
2003 AND 2002                                                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-8

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

Our report on our audit of the basic consolidated financial statements of China Energy Savings Technology, Inc. and Subsidiaries for the nine months ended September 30, 2004 appear on pages F-4 to F-23. That audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental financial information of Starway Management Limited and Subsidiaries, a 50% owned subsidiary of China Energy Savings Technology, Inc. as further described in note 1 of the consolidated financial statements, contained on pages F-24 to F-27 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements of China Energy Savings Technology, Inc. The supplemental information on pages F-24 to F-27 does not reflect the adjustment for the 50% minority ownership interest as reflected in the consolidated financial statements of China Energy Savings Technology, Inc. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, except for the effects of the minority interest, such information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Moore Stephens Wurth Frazer and Torbet, LLP

December 27, 2004
Walnut, California

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  China Energy Savings Technology, Inc.


We have audited the accompanying consolidated balance sheet of Starway Management Limited and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Starway Management
Limited and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 29, 2004

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

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION

ORGANIZATION

On August 23, 2004, China Energy Savings Technology, Inc. (the Company) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

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

Since Rim Holdings, Inc. had no material operational activities for the years ended December 31, 2003 and 2002, certain comparative amounts have been reclassified to conform to the current year's presentation. The unaudited financial statements as of and for the nine months ended September 30, 2003 have been included for comparative purposes only and reflect all adjustments
(consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of the period presented.

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

Supplemental information:

                   STARWAY MANAGEMENT LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2004 AND 2003

                                     ASSETS
                                                                            September 30
                                                                      -------------------------
                                                                         2004          2003
                                                                        Audited      Unaudited
                                                                      -----------   -----------
CURRENT ASSETS:
  Cash                                                                $18,442,862   $   181,283
  Accounts receivable, trade, net of allowance for doubtful
     accounts of $768,151 and $301,288 as of September 30, 2004 and
     2003, $766,710 as of December 31, 2003, respectively               6,580,525     2,548,643
  Current maturities of notes receivable, net                           3,727,540     2,131,334
  Inventories                                                           4,329,552       726,983
  Prepaid expenses                                                      1,529,955
  Due from related party                                                1,257,130
                                                                      -----------   -----------
     Total current assets                                              35,867,564     5,588,243
                                                                      -----------   -----------

PLANT AND EQUIPMENT, net                                                  528,344       761,951
                                                                      -----------   -----------
OTHER ASSETS:
  Long-term notes receivable, net                                       7,087,692    10,443,217
  Other receivables                                                       778,880       190,476
  Intangible asset, net                                                                 233,677
  Other assets                                                                           64,617
                                                                      -----------   -----------
     Total other assets                                                 7,866,572    10,931,987
                                                                      -----------   -----------

        Total assets                                                  $44,262,480   $17,282,181
                                                                      ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $ 2,719,554   $ 3,106,338
  Current portion note payable                                             12,799
  Other payables                                                          551,528
  Loans payable - related parties                                                       237,821
  Customer deposits                                                     1,752,216       315,076
  Taxes payable                                                         1,892,676     3,611,761
                                                                      -----------   -----------
     Total current liabilities                                          6,928,773     7,270,996
                                                                      -----------   -----------
LONG-TERM LIABILITIES:
  Note payable, net                                                         7,895        27,640
                                                                      -----------   -----------

     Total liabilities                                                  6,936,668     7,298,636
                                                                      -----------   -----------
SHAREHOLDERS' EQUITY:
  Common stock, $0.116 par value, 10,000,000 shares authorized,
     100 shares issued and outstanding                                        100            11
  Additional paid-in capital                                            1,333,244     1,333,333
  Statutory reserves                                                      649,168       658,977
  Retained earnings                                                    35,335,352     7,983,698
  Accumulated other comprehensive income (loss)                             7,948         7,526
                                                                      -----------   -----------
     Total shareholders' equity                                        37,325,812     9,983,545
                                                                      -----------   -----------

        Total liabilities and shareholders' equity                    $44,262,480   $17,282,181
                                                                      ===========   ===========


See report of independent registered public accounting firm.

Supplemental information:

                   STARWAY MANAGEMENT LIMITED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                         Nine Months Ended
                                                           September 30
                                                   ----------------------------
                                                       2004            2003
                                                      Audited        Unaudited
                                                   ------------    ------------

REVENUES                                           $ 30,997,070    $ 19,556,412

COST OF GOOD SOLD                                    11,640,973      12,300,517
                                                   ------------    ------------
GROSS PROFIT                                         19,356,097       7,255,895

OPERATING EXPENSES
  Operating expense                                   1,538,220         100,926
  Selling, general and administrative expenses          847,447       1,171,155
                                                   ------------    ------------
     Total Operating Expenses                         2,385,667       1,272,081
                                                   ------------    ------------

INCOME FROM OPERATIONS                               16,970,430       5,983,814
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                     2,202,122         829,681
  Interest expense                                       (3,086)           (404)
  Other income (expense)                                 25,506             169
  Other income                                            2,680           4,669
                                                   ------------    ------------
     Total Other Income                               2,227,222         834,115
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES             19,197,652       6,817,929

CREDIT (PROVISION) FOR INCOME TAXES                   4,853,332      (1,200,925)
                                                   ------------    ------------

NET INCOME                                           24,050,984       5,617,004

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                22,305           9,809
                                                   ------------    ------------
COMPREHENSIVE INCOME (LOSS)                        $ 24,073,289    $  5,626,813
                                                   ============    ============


See report of independent registered public accounting firm.

Supplemental information:

                   STARWAY MANAGEMENT LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                             Accumulated
                                                                                                other
                                                                      Unappro-                 compre-
                                                         Additional   priated                  hensive     Subscrip-
                                     Number    Common      Paid-in    Retained    Statutory    income        tion
                                   of shares   stock       capital    Earnings     Reserves    (loss)      Receivable     Totals
                                  ----------  ---------  ----------  -----------  ---------  ------------  -----------  -----------

BALANCE, December 31, 2002,
  audited                                100  $      11  $1,333,322  $ 2,366,694  $ 658,977  $     (2,283) $ (606,061)  $ 3,750,660
Cash received from subscription
  receivable                                                                                                  606,061       606,061
Contributed capital by
 stockholders                                                    11                                                              11
Foreign currency translation
  adjustments                                                                                       9,809                     9,809
Net income                                                             5,617,004                                          5,617,004
Statutory reserves
                                  ----------  ---------  ----------  -----------  ---------  ------------  -----------  -----------
BALANCE, September 30, 2003,
  unaudited                              100         11   1,333,333    7,983,698    658,977         7,526                 9,983,545

Foreign currency translation
  adjustments                                                                                     (21,883)                  (21,883)
Additional paid-in capital
Net income                                                             3,290,861                                          3,290,861
Statutory reserves                                                         9,809     (9,809)
                                  ----------  ---------  ----------  -----------  ---------  ------------  -----------  -----------
BALANCE, December 31, 2003,
  audited                                100         11   1,333,333   11,284,368    649,168       (14,357)               13,252,523

Foreign currency translation
  adjustments
Common stock                                                                                       22,305                    22,305
Additional paid-in capital                           89         (89)
Net income                                                             24,050,984                                         24,050,984
                                  ----------  ---------  ----------  -----------  ---------  ------------  -----------  -----------
BALANCE, September 30, 2004,
 audited                                 100  $     100  $1,333,244  $35,335,352  $ 649,168  $      7,948  $        --  $37,325,812
                                  ==========  =========  ==========  ===========  =========  ============  ===========  ===========

See report of independent registered public accounting firm.

Supplemental information:

                   STARWAY MANAGEMENT LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                 Nine Months Ended
                                                                   September 30
                                                           ----------------------------
                                                               2004            2003
                                                              Audited        Unaudited
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 24,050,984    $  5,617,004
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
      Depreciation and amortization                              59,601          64,421
      Allowance for doubtful accounts                                            23,424
  Change in operating assets and liabilities:
    (Increase) decrease in assets:
      Intangible assets                                         227,627          22,150
      Accounts receivable                                    (2,276,391)     (1,150,417)
      Long-term notes receivable, net                         4,129,841      (9,475,424)
      Amount due from related parties                        (1,257,130)
      Inventories                                            (3,796,099)        927,861
      Prepaid expenses                                       (1,458,373)        237,694
      Other receivables                                        (526,180)        163,075
      Other assets                                                              (55,003)
    Increase (decrease) in liabilities:
      Accounts payable                                          (70,180)        855,491
      Other payable                                             551,528
      Customer deposits                                       1,668,249        (295,713)
      Tax payable                                            (2,961,545)      2,707,905
                                                           ------------    ------------
           Net cash used in operating activities             18,341,932        (357,532)
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                            173,123
  Purchase of property and equipment                            (10,803)        (87,484)
                                                           ------------    ------------
           Net cash used in investing activities                162,320         (87,484)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on loans payable - related parties        (95,578)        (66,183)
  Proceeds from notes payable                                                    27,640
  Payments on notes payable                                      (9,282)
  Proceeds from issuance of common stock                                        606,072
                                                           ------------    ------------
           Net cash provided by financing activities           (104,860)        567,529
                                                           ------------    ------------

EFFECT OF EXCHANGE RATE ON CASH                                  22,305           9,809
                                                           ------------    ------------
INCREASE (DECREASE) IN CASH                                  18,421,697         132,322

CASH, beginning of period                                        21,165          48,961
                                                           ------------    ------------

CASH, end of period                                        $ 18,442,862    $    181,283
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                             $      3,086    $        404
                                                           ============    ============


See report of independent registered public accounting firm.