Form 10QSB
period 2004-12-31
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-02-14
CIK 1119601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: DECEMBER 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                        Commission File Number: 0-31047


                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                  86-0995730
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                        Central Plaza, 18 Harbour Road,
                            Suite 3203A, 32nd Floor
                                Hong Kong, China
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (852) 2588-1228
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)

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

    Common Stock Outstanding as of February 11, 2004: 24,599,753 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                               INDEX TO FORM 10QSB

                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2004
        and September 30, 2004                                                3

        Consolidated Statements of Income and Other Comprehensive
        Income (Loss) for the Three Months Ended December 31, 2004
        and 2003                                                              4

        Consolidated Statements of Shareholders' Equity
        for the Period Ended December 31, 2004                                5

        Consolidated Statements of Cash Flows for the
        Three Months Ended December 31, 2004 and 2003                         6

        Notes to Financial Statements                                         7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  20

Item 3. Controls and Procedures                                              23


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Changes in Securities                                                24

Item 3. Defaults Upon Senior Securities                                      24

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     24

Signatures                                                                   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                      ASSETS
                                                             December 31   September 30
                                                                2004           2004
                                                              Unaudited      Audited
                                                            ------------   -------------
CURRENT ASSETS:
   Cash                                                     $ 26,826,870   $  18,442,862
   Accounts receivable, trade, net of allowance
      for doubtful accounts of $768,151 as of
      December 31, 2004 and September 30, 2004,
      respectively                                             7,067,840       6,580,525
   Current maturities of notes receivable, net                 3,727,540       3,727,540
   Inventories                                                 4,319,805       4,329,552
   Prepaid expenses                                            1,141,899       1,529,955
   Due from related party                                      1,155,840       1,257,130
                                                            ------------   -------------
      Total current assets                                    44,239,794      35,867,564
                                                            ------------   -------------
PLANT AND EQUIPMENT, net                                         515,549         528,344
                                                            ------------   -------------
OTHER ASSETS:
   Long-term notes receivable, net                             6,310,727       7,087,692
   Other receivables                                             973,668         778,880
                                                            ------------   -------------
      Total other assets                                       7,284,395       7,866,572
                                                            ------------   -------------
         Total assets                                        $52,039,738   $  44,262,480
                                                            ============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $ 2,190,181   $   2,719,554
   Current portion note payable                                    4,584          12,799
   Other payables                                                761,950         551,528
   Customer deposits                                           2,868,711       1,752,216
   Taxes payable                                               2,524,599       1,892,676
                                                            ------------   -------------
      Total current liabilities                                8,350,025       6,928,773
                                                            ------------   -------------
LONG-TERM LIABILITIES:
   Note payable, net                                              12,975           7,895
                                                            ------------   -------------
      Total liabilities                                        8,363,000       6,936,668
                                                            ------------   -------------
MINORITY INTEREST                                             15,286,858      18,662,906
                                                            ------------   -------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized, none issued and outstanding
   Common stock, $0.001 par value,
      20,000,000 shares authorized, 16,314,501
      and 12,968,401 shares issued and outstanding
      as of December 31, 2004 and September 30, 2004,
      respectively                                                16,314          12,968
   Additional paid-in capital                                 14,747,894       8,655,339
   Statutory reserves                                            324,583         324,583
   Retained earnings                                          13,297,749       9,666,676
   Accumulated other comprehensive income                          3,340           3,340
                                                            ------------   -------------
      Total shareholders' equity                              28,389,880      18,662,906
                                                            ------------   -------------
         Total liabilities and shareholders' equity          $52,039,738   $  44,262,480
                                                            ============   =============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   December 31     December 31
                                                      2004            2003
                                                   ------------    ------------
                                                    Unaudited       Unaudited
                                                   ------------    ------------

REVENUES                                           $ 11,708,690    $ 11,501,465

COST OF GOOD SOLD                                     4,891,408       7,447,746
                                                   ------------    ------------
GROSS PROFIT                                          6,817,282       4,053,719

OPERATING EXPENSES
   Operating expense                                    612,700         812,093
   Selling, general and administrative expenses         199,044          54,854
                                                   ------------    ------------
       Total Operating Expenses                         811,744         866,947
                                                   ------------    ------------
INCOME  FROM OPERATIONS                               6,005,538       3,186,772
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                      348,179         777,692
   Interest expense                                        (514)           (169)
   Other income (expense)                                (2,277)             --
   Other income                                              --           5,537
                                                   ------------    ------------
       Total Other Income                               345,388         783,060
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      6,350,926       3,969,832

LESS PROVISION FOR INCOME TAXES                              --         678,971
                                                   ------------    ------------
INCOME BEFORE MINORITY INTEREST                       6,350,926       3,290,861

MINORITY INTEREST                                     2,719,853       1,645,431
                                                   ------------    ------------
NET INCOME                                            3,631,073       1,645,430

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                   --         (13,215)
                                                   ------------    ------------
COMPREHENSIVE INCOME (LOSS)                        $  3,631,073    $  1,632,215
                                                   ============    ============
Net income per share - basic and diluted           $       0.25    $       0.24
                                                   ============    ============
Weighted average number of shares outstanding -
basic and diluted                                    14,568,710       6,935,438
                                                   ============    ============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2004

                                                                                            Unappro-     Accumulated
                                                                 Additional                 priated      other
                                            Number     Common    Paid-in       Statutory    Retained     comprehensive
                                          of shares    stock     capital       Reserves     Earnings     income (loss)    Totals
                                          ----------   -------   -----------   ---------   -----------   -------------  -----------
BALANCE, September 30, 2003, unaudited           100   $    11   $   666,666   $ 329,489   $ 3,996,754   $      (1,142) $ 4,991,778
   Net income                                                                                1,645,430                    1,645,430
   Foreign currency translation
     adjustments                                                                                               (13,215)     (13,215)
   Change in statutory reserves                                                   (4,906)                                    (4,906)
                                          ----------   -------   -----------   ---------   -----------   -------------  -----------
BALANCE, December 31, 2003, audited              100        11       666,666     324,583     5,642,184         (14,357)   6,619,087
   Net income                                                                                4,024,492                    4,024,492
   Foreign currency translation
     adjustments                                                                                                17,697       17,697
   Shares issued in connection
     with the recapitalization            12,338,301    12,327       (12,327)
   Shares issued for employee
    compensation                             630,000       630     8,001,000                                              8,001,630
                                          ----------   -------   -----------   ---------   -----------   -------------  -----------
BALANCE, September 30, 2004, audited      12,968,401    12,968     8,655,339     324,583     9,666,676           3,340   18,662,906
   Net income                                                                                3,631,073                    3,631,073
   Stock issued for the acquisition of
     additional invesment in Starway
     Management Limited                    3,346,100     3,346     6,092,555                                              6,095,901
                                          ----------   -------   -----------   ---------   -----------   -------------  -----------
BALANCE, December 31, 2004, unaudited     16,314,501   $16,314   $14,747,894   $ 324,583   $13,297,749   $       3,340  $28,389,880
                                          ==========   =======   ===========   =========   ===========   =============  ===========

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                December 31     December 31
                                                                    2004            2003
                                                               ------------    ------------
                                                                 Unaudited       Unaudited
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  3,631,073    $  1,645,430
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority interest income                                   2,719,853       1,641,673
       Depreciation and amortization                                 15,808          44,705
       Decrease in statutory reserve                                                 (4,910)
   Change in operating assets and liabilities:
     (Increase) decrease in assets:
       Intangible assets                                                              6,050
       Accounts receivable                                         (487,315)     (1,755,491)
       Long-term notes receivable - Current Portion, net                            (70,189)
       Long-term notes receivable, net                              776,965      (2,300,333)
       Amount due from related parties                              101,290
       Inventories                                                    9,747         193,530
       Prepaid expenses                                             388,056         (71,582)
       Other receivables                                           (194,788)        (62,224)
       Other assets                                                                  64,617
     Increase (decrease) in liabilities:
       Accounts payable and accured expenses                       (529,373)       (316,603)
       Other payable                                                210,422
       Customer deposits                                          1,116,495        (231,109)
       Tax payable                                                  631,923       1,242,460
                                                               ------------    ------------
         Net cash provided by (used in) operating activities      8,390,156          26,024
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                             (3,013)        (33,020)
                                                               ------------    ------------
        Net cash used in investing activities                        (3,013)        (33,020)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on loans payable - related parties                          (142,243)
   Proceeds from notes payable                                       (8,215)         12,536
   Payments on notes payable                                          5,080         (10,200)
                                                               ------------    ------------
        Net cash (used in) provided by financing activities          (3,135)       (139,907)
                                                               ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH                                                    (13,215)
                                                               ------------    ------------
INCREASE (DECREASE) IN CASH                                       8,384,008        (160,118)

CASH, beginning of period                                        18,442,862         181,283
                                                               ------------    ------------
CASH, end of period                                            $ 26,826,870    $     21,165
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense                                 $        514    $        169
                                                               ============    ============
NON-CASH TRANSACTIONS:
Stock issued to acquire additional interest in
   Starway Management Limited                                  $  6,095,901    $
                                                               ============    ============

            See accompanying notes to condensed financial statements.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

ORGANIZATION

On August 23, 2004, China Energy Savings Technology, Inc (the Company) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

On June 30, 2004 ("the Closing  Date") Rim Holdings  Inc., a Nevada  corporation
(Rim) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("Eurofaith), entered a Stock Purchase Agreement (the Eurofaith Stock Purchase Agreement). Pursuant to the Stock purchase agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company ("Starway") from Eurofaith (the "Acquisition"). The purchase price for such stock was $120,000,000 payable by Rim's issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim's common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440. On August 26, 2004 this note was converted into 6,900,000 shares.

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

On November 17, 2004, the Company acquired an additional 15% of Starway Management Limited to bring its stock ownership to 65% as of December 31, 2004, as further described in note 16. On February 1, 2005, the Company acquired the remaining 35% of Starway Management Limited, as described in note 17, and Starway Management Limited became a wholly owned subsidiary of the Company at that time.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, (CONTINUED)

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People's Republic of China on November 20, 1996 (SDID) which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People's Republic of China on November 9, 1999 (SDTD). In 2003, Eurofaith, the shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

ACTIVITIES

Starway through its two subsidiaries SDTD and SDID is a People's Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company through its subsidiaries mainly sells their products within the People's Republic of China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

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

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

REVENUE AND DEFERRED REVENUE RECOGNITION (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Chinese Renminbi. The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

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

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109").

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

INCOME TAXES (CONTINUED)

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

The fair value of short-term and long-term notes receivable was determined using a discounted cash flow analysis based on the Company's borrowing rate. At
December 31, 2004 and September 30, 2004, the carrying value of these notes approximated their fair value.

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

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

CONCENTRATIONS AND CREDIT RISKS

During 2004 and 2003, 100% of the Company's sales were to companies located in the PRC. At December 31, 2004 and September 30, 2004 all the Company's assets were located in the PRC.

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

CASH IN BANK ACCOUNTS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. The total cash balance in state-owned banks at December 31, 2004 and September 30, 2004 amounted to $26,766,964 and $18,269,919, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES (CONTINUED)

The condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2004 and notes thereto included in the Company's Form 10-KSB/A, dated January 30, 2005.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of operations for the three months ended December 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 and September 30, 2004 consisted of the following:

                                       December 31,     September 30,
                                           2004             2004
                                       ------------     -------------
Accounts receivable                    $  7,835,991     $   7,348,676
Less: allowance for
      doubtful accounts                     768,151           768,151
                                       ------------     -------------
Totals                                 $  7,067,840     $   6,580,525
                                       ============     =============

NOTE 5 - NOTES RECEIVABLE

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the notes. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

                                         December 31,     September 30,
                                             2004             2004
                                         ------------     -------------
Notes receivable                         $ 10,038,267     $  10,815,232
Less:
   Current portion of notes receivable      3,727,540         3,727,540
                                         ------------     -------------
Totals                                   $  6,310,727     $   7,087,692
                                         ============     =============

The following table represents as of December 31, 2004 the estimated principal collections on notes receivable:

        Period Ending December 31,                          Amount
        --------------------------                        ----------
                  2005                                    $3,727,540
                  2006                                     3,407,370
                  2007                                     3,199,932
                  2008                                       296,575

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVENTORIES

Inventories as of December 31, 2004 and September 30, 2004 consisted of the following:

                                         December 31,     September 30,
                                             2004             2004
                                         ------------     -------------
Raw materials                            $  1,040,690     $   1,013,976
Work in progress                              982,813           869,059
Finished goods                              2,296,302         2,446,517
                                         ------------     -------------
Totals                                   $  4,319,805     $   4,329,552
                                         ============     =============

NOTE 7 - PREPAID EXPENSES

Prepaid expenses at December 31, 2004 and September 30, 2004 amounted to $1,141,899 and $1,529,955, respectively. Prepaid expenses represent advances to suppliers on inventory purchases.

NOTE 8 - PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2004 annd September 30, 2004 are summarized as follows:

                                         December 31,     September 30,
                                             2004             2004
                                         ------------     -------------
Building                                 $    409,888     $     409,888
Office equipment                               83,316            80,100
Furniture and fixtures                         41,371            41,574
Plant, machinery and equipment                 80,127            80,126
Vehicle                                       148,586           148,586
                                         ------------     -------------
                                              763,288           760,274
Less: accumulated depreciation                247,738           231,930
                                         ------------     -------------
Plant and equipment, net                 $    515,550     $     528,344
                                         ============     =============

Depreciation expense for the three months ending December 31, 2004 and 2003 amounted to $15,808 and $44,705, respectively.

NOTE 9 - NOTES PAYABLE, NET

Long-term obligations consisted of the following:

Note payable to finance company, secured by automobile,
interest at 5.44% per annum. Monthly payments of $1,067
due through April 2006                                           $    17,559
Less current maturities                                               12,975
                                                                 -----------
Total                                                            $     4,584
                                                                 ===========

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - NOTES PAYABLE, NET (CONTINUED)

Principal payments for the next five years are as follows:

        Year Ending September 30,
        -------------------------
                  2005                                           $    12,975
                  2006                                                 4,584

NOTE 10 - RELATED PARTY TRANSACTIONS

As of December 31, 2004, the due from related party amounted to $1,155,840. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company's behalf from the customers and those payments had not been repaid to the Company by December 31, 2004. These amounts are unsecured, interest free and have no fixed terms of repayment.

NOTE 11 - CUSTOMER DEPOSITS

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts in customer deposits amounted to $2,868,711 and $1,752,216 as of December 31, 2004 and September 30, 2004, respectively.

NOTE 12 - TAXES PAYABLE

Taxes payable at December 31, 2004 and September 30, 2004 consist of the following:

                                         December 31,     September 30,
                                             2004             2004
                                         ------------     -------------
Urban maintenance and
  construction tax                       $     23,030     $      21,104
Education tax                                     895             1,058
Value added tax                             2,500,674         1,870,514
                                         ------------     -------------
Totals                                   $  2,524,599     $   1,892,676
                                         ============     =============

On July 22, 2004, the local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2004 in the amount of $4,853,332 which was recorded as a credit during 2004 for previously accrued income taxes. The Company has elected to record the entire credit for Chinese income taxes in 2004.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - TAXES PAYABLE (CONTINUED)

The credit (provision) for income taxes consisted of the following:

                                                        Year Ended
                                                        December 31
                                                -------------------------
                                                    2004          2003
                                                -----------   -----------

Provision for China income taxes                $        --   $   678,971
                                                -----------   -----------
Total provision for income taxes                $        --   $   678,971
                                                ===========   ===========


The following table reconciles the U.S. Statutory rates to the Company's effective tax rate:

                                                        December 31
                                                -------------------------
                                                    2004          2003
                                                -----------   -----------
U.S. Statutory rates                                34.0%         34.0%
Foreign income not recognized in USA               (34.0)        (34.0)
China income taxes                                    --          17.0
                                                -----------   -----------
               Totals                                 --%         17.0%
                                                ===========   ===========


NOTE 13 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under long term, non cancelable operating lease agreements expiring through June 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

Total rent expense for the three months ended December 31, 2004 and 2003 amounted to $36,719 and $35,929 respectively.

As of December 31, 2004, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

        Period Ending December 31,                          Amount
        --------------------------                        ----------
                  2005                                    $   59,270
                  2006                                        58,000
                  2007                                        58,000
                  2008                                        87,000
               Thereafter                                         --

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - MINORITY INTEREST

Minority interest represents the outside shareholder's 35% ownership of the common stock of Starway Management Limited. Due to common control over the entities the financial statements of the Company have been restated to reflect the minority's shareholder's interest as if the transaction was effective January 1, 2003.

NOTE 15 - EQUITY INCENTIVE PLAN

On September 8, 2004, the Company adopted an Equity Incentive Plan. The purpose of this plan is to attract, retain and motivate eligible persons whose current and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, the right to purchase common stock and stock bonuses. A total of 1,200,000 shares of common stock have been registered with the Securities and Exchange Commission under this plan.

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ( EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services," which require entities to recognize an expense, based on the fair value of the related awards. As of September 30, 2004, total stock compensation to non-employees amounted to $127,000.

NOTE 16- SHAREHOLDERS' EQUITY

STOCK ISSUANCES

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

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16- SHAREHOLDERS' EQUITY (CONTINUED)

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

In accordance with SFAS 141, the Company is required to record the acquisition of the minority interest in accordance with purchase accounting. However entities that are under common control are required to record the acquisition of the assets and liabilities transferred at their carrying amounts. Due to the common majority ownership in the Company and Eurofaith the Company and Eurofaith are deemed in common control in accordance with SAB No. 47. Due to the common control element in accordance with SFAS 141 the Company has recorded the 15% acquisition from Eurofaith at historical costs value of $6,095,901.

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

NOTE 17 - SUBSEQUENT EVENT

On February 1, 2005, the Company completed an acquisition of the remaining 35% interest (the "Acquisition") in Starway Management Limited. ("Starway"). Prior to the Acquisition, the Company owned 65% of the outstanding shares of capital stock of Starway. After the Acquisition, the Company will own 100% of the outstanding shares of capital stock of Starway. The Registrant acquired the remaining 35% interest in Starway from Sky Beyond Investments Limited, a British Virgin Islands corporation ("Sky Beyond").

The Company acquired the 35% interest in Starway by issuing a total of 7,807,569 shares of common stock of the Company. The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company's Current Report on Form 8-K filed on June 30, 2004 and November 18, 2004 respectively. The closing of the Acquisition (the "Closing") occurred on February 1, 2005 (the "Closing Date"). The sole consideration for the Acquisition is common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation publicly to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. As of December 31, 2004, we owned a 65% interest in Starway Management Limited, a British Virgin Islands corporation ("Starway") which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 ("SDID") which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 ("SDTD"). SDID and SDTD develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China. Subsequently, in February, 2005, we acquired all of the remaining interest in Starway bringing out total ownership of Starway to 100%.

Our financial statements are consolidated with those of Starway and its subsidiaries with an adjustment to take into account the 35% of Starway that is not owned by us as of the end of this quarter. Starway's subsidiaries, SDID and SDTD develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003.

        Quarter
        Ended December 31              2004             2003           Change
        ---------------------       ----------       ----------     ------------

        Revenues                    11,708,690       11,501,465         1.8%
        Cost of goods sold           4,891,408        7,447,746       (34.3%)
        Gross profit                 6,817,282        4,053,719        68.2%
        Operating expenses             811,744          866,947        (6.4%)
        Other income                   345,388          783,060       (55.9%)
        Income before
          minority interest          6,350,926        3,290,861          93%
        Net Income (After
          Minority Interest)         3,631,073        1,632,215         123%


INCOME BEFORE MINORITY INTEREST AND NET INCOME

Our net income before minority interest for the three months ended December 31, 2004 and December 31, 2003 was $6,350,926 and $3,290,861, respectively. Our net income before minority interest for the three months ended December 31, 2004 increased by approximately 93% when compared to our net income before minority interest for the three months ended December 31, 2003. Such significant increase in net income before minority interest was due to a slight increase in revenues coupled with a significant decrease in cost of goods sold during such periods as further discussed below.

As of December 31, 2004, we held a 65% interest in Starway which incurred a minority interest charge to our profit and loss statement of $2,719,853 for the period ended December 31, 2004 and $1,645,431 for 2003. As a result, our net income after minority interest for the three months ended December 31, 2004 and December 31, 2003 was $3,631,073 and $1,632,215, respectively.

REVENUES

Our revenues are derived primarily from SDID's sales of its energy savings products and entering into energy savings sharing contracts. Revenues for the three months ended December 31, 2004 were $11,708,690, a net increase of approximately 1.8% compared with revenues of $11,501,465 for the three months ended December 31, 2003. The increase in revenues reflect sales growth in SDID's energy savings products, and were the result of increased unit sales. Our management expects that revenue will continue to grow in 2005 because of our marketing and sales efforts and strong demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to strong demand and a lack of strong competitive products. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and local governments. Management hopes to continue to increase our market share in China.

GROSS PROFIT

We had a gross profit of $6,817,282 and $4,053,719 for the three months ended December 31, 2004 and December 31, 2003, respectively, achieving a 68.2% increase. This increase is principally due to a substantial 34.3% decrease in our cost of goods sold. The decrease in our cost of goods sold is a result of our increased use of energy savings sharing contracts which generally yields much higher margins.

The significant decrease in cost of goods sold is a result of better control over production costs. Because of our increase in sales volume, we are able to buy our production materials in mass quantities so we are able to leverage more buying power to get better prices for supplies and materials used for the production of our products. Additionally, we have seen an increase in suppliers for the supplies and materials used for the production of our products which results in more competitive pricing for such supplies and materials. As a result, the cost of materials such as chipsets and other hardware used in the production of our products has decreased substantially (approximately by 300%) which in turn produces better profit margins for us. Such a decrease is expected to continue in the short term but we expect it to be minimized in the future.

OPERATING EXPENSES

Below is a breakdown comparison of the operating expenses for the Three Months Ended December 31, 2004 and December 31, 2003:

        Three Months
        Ended December 31                2004           2003           Change
        -------------------------     ----------     ----------     ------------

        Operating expenses               612,700        812,093        (24.6%)
        Sales, marketing and
          administrative expenses        199,044         54,854        262.9%

        Total Operating expenses         811,744        866,947         (6.4%)

There was a 6.4% decrease in total operating expenses from $866,947 to $811,744 for the three months ended December 31, 2003 and December 31, 2004, respectively. In general, there was significant increases in sales, marketing and administrative expenses offset by a decrease in our operating expenses. We believe expenses related to the marketing and selling of our products will continue to increase substantially to handle our growing sales volume. In addition, we expect that professional fees and expenses to ensure compliance with U.S. securities laws, the Sarbanes-Oxley Act and marketplace rules for the NASDAQ National Market will increase substantially.

LIQUIDITY AND CAPITAL RESOURCES

        Three Months
        Ended December 31                 2004          2003           Change
        --------------------------     ----------    ----------     ------------

        Net cash provided by (used
          in) operating activities      8,390,156       26,024       8,364,132

        Net cash used in
          investing activities             (3,013)     (33,020)         30,007

        Net cash (used in) provided
          by financing activities          (3,135)    (139,907)        136,772


The increase of $8,364,132 in net cash provided by operating activities primarily reflects cash generated from profits, collection on notes and other receivables and the collection of deposits from customers on future sales contracts.

The decrease of $30,007 in net cash used in investing activities was due to purchasing less equipment during the quarter.


The decrease of $136,772 in net cash provided by financing activities was due to the loans from related parties that were paid off during the year ending September 30, 2004.

We believe that we have adequate capital resources to continue our operations and will not need to raise capital in the near future. We believe that our current cash balance and the revenues that will be generated will cover anticipated operating expenses for a period of at least one year without supplementing our cash reserves. We may, however, raise additional capital to further develop our other products.

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

INVESTMENT IN SUBSIDIARIES

As of December 31, 2004, we owned a 65% interest in Starway and subsequently increased our share in Starway to 100% by acquiring an additional 35% interest in Starway in February, 2005.

Starway holds 100% interest in Shenzhen Dicken Industrial Development Limited ("SDID"), which subsequently holds 100% interest in the energy savings project, Shenzhen Dicken Technology Development Limited ("SDTD") as well as owns the intellectual property of their energy savings products in China.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The management of China Energy Savings Technology, Inc. are not aware of any material legal proceedings pending against it, Starway or its subsidiaries.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 16, 2004, the Registrant issued 3,346,100 shares of common stock to Eurofaith which represented that it is an accredited investors as part of the acquisition of a 15% interest in Starway. This transaction was effected under an exemption to registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipient of the securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Share Exchange dated November 16, 2004 by and between Eurofaith Holdings, Inc. and China Energy Savings Technology, Inc. (1)
     3.1  Certificate of Incorporation (2)
     3.2  Bylaws (2)
     31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
     31.2 Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (3)
     32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
     32.2 Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (3)
------------------
(1)  Previously  filed with the  Securities  and Exchange  Commission as Exhibit
     10.1 to the Company's Current Report on Form 8K filed on November 18, 2004 and incorporated herein by reference.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)  Filed herewith.

     (b)  Reports on Form 8-K

          1. 8K/A, October 15, 2004, Adding auditor letter regarding change in auditors.
          2.   8K, November 12, 2004, Change in Accountants.
          3.   8K, November 18, 2004, Acquisition of 15% of Starway.
          4. 8K/A, November 23, 2004, Adding auditor letter regarding change in auditors.
          5.   8K, December 3, 2004, Appointment of Directors
          6.   8K, December 9, 2004, Results of Operations
          7. 8K, December 14, 2004, Appointment of Directors, Resignation of Directors
          8. 8K, December 17, 2004, Appointment of Directors, Resignation of Directors

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

                                    Dated:  February 14, 2005


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                     TITLE                                 DATE
----------------------------------     -------------------------------------------        ----------------

            /s/ Sun Li                      Chief Executive Officer & Director            February 14, 2005
----------------------------------            (Principal Executive Officer)
              Sun Li

        /s/ Kam Wah Poon                         Chief Financial Officer                  February 14, 2005
----------------------------------     (Principal Financial & Accounting Officer)
           Kam Wah Poon

         /s/ Lai Fun Sim                      Corporate Secretary & Director              February 14, 2005
----------------------------------
           Lai Fun Sim

      /s/ Dennis Won Kong Yu                             Director                         February 14, 2005
----------------------------------
        Dennis Won Kong Yu

          /s/ Kam Man Lee                                Director                         February 14, 2005
----------------------------------
            Kam Man Lee

         /s/ Shao-Guang Tan                              Director                         February 14, 2005
----------------------------------
           Shao-Guang Tan

          /s/ Wing See Yau                               Director                         February 14, 2005
----------------------------------
            Wing See Yau