Form 10QSB/A
period 2004-12-31
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-03-29
CIK 1119601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  AMENDMENT TO

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

    Common Stock Outstanding as of February 11, 2005: 24,599,753 shares

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

   We have amended and restated our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 in order to include information regarding stock issuances to consultants and other service providers that are more accurately reflected and accounted for in this quarter's Quarterly Report. Such stock issuances are reflected as additional expenses as more fully set forth in this report.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                               INDEX TO FORM 10QSB

                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2004
        and September 30, 2004                                                4

        Consolidated Statements of Income and Other Comprehensive
        Income (Loss) for the Three Months Ended December 31, 2004
        and 2003                                                              5

        Consolidated Statements of Shareholders' Equity

        for the Period Ended December 31, 2004                                6

        Consolidated Statements of Cash Flows for the

        Three Months Ended December 31, 2004 and 2003                         7

        Notes to Financial Statements                                         8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  22

Item 3. Controls and Procedures                                              25


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    26

Item 2. Changes in Securities                                                26

Item 3. Defaults Upon Senior Securities                                      26

Item 4. Submission of Matters to a Vote of Security Holders                  26

Item 5. Other Information                                                    26

Item 6. Exhibits and Reports on Form 8-K                                     26

Signatures                                                                   28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                      ASSETS

                                                             December 31   September 30
                                                                2004           2004
                                                              Unaudited      Audited
                                                            ------------   -------------
CURRENT ASSETS:
   Cash                                                     $ 26,826,870   $  18,442,862
   Accounts receivable, trade, net of allowance
      for doubtful accounts of $768,151 as of
      December 31, 2004 and September 30, 2004,
      respectively                                             7,067,840       6,580,525
   Current maturities of notes receivable, net                 3,727,540       3,727,540
   Inventories                                                 4,319,805       4,329,552
   Prepaid expenses                                            1,141,899       1,529,955
   Due from related party                                      1,155,840       1,257,130
                                                            ------------   -------------
      Total current assets                                    44,239,794      35,867,564
                                                            ------------   -------------
PLANT AND EQUIPMENT, net                                         515,549         528,344
                                                            ------------   -------------
OTHER ASSETS:
   Long-term notes receivable, net                             6,310,727       7,087,692
   Other receivables                                             973,668         778,880
                                                            ------------   -------------
      Total other assets                                       7,284,395       7,866,572
                                                            ------------   -------------
         Total assets                                        $52,039,738   $  44,262,480
                                                            ============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $ 2,190,181   $   2,719,554
   Current portion note payable                                    4,584          12,799
   Other payables                                                761,950         551,528
   Customer deposits                                           2,868,711       1,752,216
   Taxes payable                                               2,524,599       1,892,676
                                                            ------------   -------------
      Total current liabilities                                8,350,025       6,928,773
                                                            ------------   -------------
LONG-TERM LIABILITIES:
   Note payable, net                                              12,975           7,895
                                                            ------------   -------------
      Total liabilities                                        8,363,000       6,936,668
                                                            ------------   -------------
MINORITY INTEREST                                             15,286,858      18,662,906
                                                            ------------   -------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized, none issued and outstanding
   Common stock, $0.001 par value, 50,000,000
      shares authorized, 16,792,184 and 12,968,401
      shares issued and outstanding as of
      December 31, 2004 and September 30, 2004,
      respectively                                                16,792          12,968
   Additional paid-in capital                                 20,075,156       8,655,339
   Statutory reserves                                            324,583         324,583
   Deferred compensation                                      (4,554,945)             --
   Retained earnings                                          12,524,954       9,666,676
   Accumulated other comprehensive income                          3,340           3,340
                                                            ------------   -------------
      Total shareholders' equity                              28,389,880      18,662,906
                                                            ------------   -------------
         Total liabilities and shareholders' equity          $52,039,738    $ 44,262,480
                                                            ============   =============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   December 31     December 31
                                                      2004            2003
                                                   ------------    ------------
                                                    Unaudited       Unaudited
                                                   ------------    ------------

REVENUES                                           $ 11,708,690    $ 11,501,465

COST OF GOODS SOLD                                    4,891,408       7,447,746
                                                   ------------    ------------
GROSS PROFIT                                          6,817,282       4,053,719

OPERATING EXPENSES
   Operating expense                                    612,700         812,093
   Selling, general and administrative expenses         971,839          54,854
                                                   ------------    ------------
       Total Operating Expenses                       1,584,539         866,947
                                                   ------------    ------------
INCOME  FROM OPERATIONS                               5,232,743       3,186,772
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                      348,179         777,692
   Interest expense                                        (514)           (169)
   Other income (expense)                                (2,277)             --
   Other income                                              --           5,537
                                                   ------------    ------------
       Total Other Income                               345,388         783,060
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      5,578,131       3,969,832

LESS PROVISION FOR INCOME TAXES                              --         678,971
                                                   ------------    ------------
INCOME BEFORE MINORITY INTEREST                       5,578,131       3,290,861

MINORITY INTEREST                                     2,719,853       1,645,431
                                                   ------------    ------------
NET INCOME                                            2,858,278       1,645,430

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                   --         (13,215)
                                                   ------------    ------------
COMPREHENSIVE INCOME                               $  2,858,278    $  1,632,215
                                                   ============    ============
Net income per share - basic and diluted           $       0.19    $       0.24
                                                   ============    ============
Weighted average number of shares outstanding -
basic and diluted                                    14,881,540       6,935,438
                                                   ============    ============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2004

                                                                                            Unappro-      Accumulated
                                                  Additional                                priated          other
                            Number      Common     Paid-in      Statutory     Deferred      Retained     comprehensive
                           of shares    stock      capital      Reserves    Compensation    Earnings     income (loss)    Totals
                           ----------   -------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  September 30, 2003,
    unaudited                     100   $    11   $   666,666   $ 329,489   $              $ 3,996,754   $      (1,142) $ 4,991,778
  Net income                                                                                 1,645,430                    1,645,430
  Foreign currency
    translation
    adjustments                                                                                                (13,215)     (13,215)
  Change in
    statutory reserves                                             (4,906)                                                   (4,906)
                           ----------   -------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  December 31, 2003,
    audited                       100        11       666,666     324,583                    5,642,184         (14,357)   6,619,087
  Net income                                                                                 4,024,492                    4,024,492
  Foreign currency
    translation
    adjustments                                                                                                 17,697       17,697
  Shares issued in
    connection with the
    recapitalization       12,338,301    12,327       (12,327)
  Shares issued for
    employee
    compensation              630,000       630     8,001,000                                                             8,001,630
                           ----------   -------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  September 30, 2004,
    audited                12,968,401    12,968     8,655,339     324,583                    9,666,676           3,340   18,662,906
  Net income                                                                                 2,858,278                    2,858,278
  Stock issued for
    the acquisition of
    additional
    investment in
    Starway Management
    Limited                 3,346,100     3,346     6,092,555                                                             6,095,901
  Stock issued for
    services                  477,863       478     5,327,262                 (4,554,945)                                   772,795
                           ----------   -------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  December 31, 2004,
    unaudited              16,792,364   $16,792   $20,075,156   $ 324,583   $ (4,554,945)  $12,524,954   $       3,340  $28,389,880
                           ==========   =======   ===========   =========   ============   ===========   =============  ===========

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                December 31     December 31
                                                                    2004            2003
                                                               ------------    ------------
                                                                 Unaudited       Unaudited
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  2,858,278     $ 1,645,430
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority interest income                                   2,719,853       1,641,673
       Depreciation and amortization                                 15,808          44,705
       Decrease in statutory reserve                                                 (4,910)
       Stock issued for services                                    772,795
   Change in operating assets and liabilities:
     (Increase) decrease in assets:
       Intangible assets                                                              6,050
       Accounts receivable                                         (487,315)     (1,755,491)
       Long-term notes receivable - Current Portion, net                            (70,189)
       Long-term notes receivable, net                              776,965      (2,300,333)
       Amount due from related parties                              101,290
       Inventories                                                    9,747         193,530
       Prepaid expenses                                             388,056         (71,582)
       Other receivables                                           (194,788)        (62,224)
       Other assets                                                                  64,617
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                       (529,373)       (316,603)
       Other payable                                                210,422
       Customer deposits                                          1,116,495        (231,109)
       Tax payable                                                  631,923       1,242,460
                                                               ------------    ------------
         Net cash provided by (used in) operating activities      8,390,156          26,024
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                             (3,013)        (33,020)
                                                               ------------    ------------
        Net cash used in investing activities                        (3,013)        (33,020)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on loans payable - related parties                          (142,243)
   Proceeds from notes payable                                       (8,215)         12,536
   Payments on notes payable                                          5,080         (10,200)
                                                               ------------    ------------
        Net cash (used in) provided by financing activities          (3,135)       (139,907)
                                                               ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH                                                     (13,215)
                                                               ------------    ------------
INCREASE (DECREASE) IN CASH                                       8,384,008        (160,118)

CASH, beginning of period                                        18,442,862         181,283
                                                               ------------    ------------
CASH, end of period                                            $ 26,826,870    $     21,165
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense                                 $        514    $        169
                                                               ============    ============
NON-CASH TRANSACTIONS:
Stock issued to acquire additional interest in
   Starway Management Limited                                  $  6,095,901    $
                                                               ============    ============

Stock issued for services                                      $  5,327,740    $
                                                               ============    ============

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

Plant and equipment as of December 31, 2004 and September 30, 2004 are summarized as follows:

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

During October and November 2004, the Company signed agreements with various consultants for future consulting services to be provided to the Company. The agreements range between three to five years. As compensation for the consulting services the Company issued 470,000 shares of its common stock at US$11.00 and US$13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued. This amount is being amortized over the life of the agreements on a straight line basis and

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


consulting expense amounted to $732,555 for the three month ended December 31, 2004. The balance of the unamortized cost of the stock has been recorded as a reduction to shareholders' equity.

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

During November and December 2004, the Company issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740. The director fees of $42,000 are being amortized over a one year period and the director fee expense amounted to $10,500 for the three months ended December 31, 2004. The balance of the unamortized cost of the stock has been recorded as a reduction to shareholders' equity.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003.

        Quarter
        Ended December 31              2004             2003           Change
        ---------------------       ----------       ----------     ------------

        Revenues                    11,708,690       11,501,465         1.8%
        Cost of goods sold           4,891,408        7,447,746       (34.3%)
        Gross profit                 6,817,282        4,053,719        68.2%
        Operating expenses           1,584,539          866,947        82.7%
        Other income                   345,388          783,060       (55.9%)
        Income before
          minority interest          5,578,131        3,290,861        69.5%
        Net Income (After
          Minority Interest)         2,858,278        1,632,215        75%


INCOME BEFORE MINORITY INTEREST AND NET INCOME

Our net income before minority interest for the three months ended December 31, 2004 and December 31, 2003 was $5,578,131 and $3,290,861, respectively. Our net income before minority interest for the three months ended December 31, 2004 increased by approximately 69.5% when compared to our net income before minority interest for the three months ended December 31, 2003. Such significant increase in net income before minority interest was due to a slight increase in revenues coupled with a significant decrease in cost of goods sold during such periods offset by an increase in operating expenses as further discussed below.

As of December 31, 2004, we held a 65% interest in Starway which incurred a minority interest charge to our profit and loss statement of $2,719,853 for the period ended December 31, 2004 and $1,645,431 for 2003. As a result, our net income after minority interest for the three months ended December 31, 2004 and December 31, 2003 was $2,858,278 and $1,632,215, respectively.

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

OPERATING EXPENSES

Below is a breakdown comparison of the operating expenses for the Three Months Ended December 31, 2004 and December 31, 2003:

        Three Months
        Ended December 31                2004           2003           Change
        -------------------------     ----------     ----------     ------------

        Operating expenses               612,700        812,093        (24.6%)
        Sales, marketing and
          administrative expenses        971,839         54,854        1,671%

        Total Operating expenses       1,584,539        866,947         82.7%

There was a 82.7% increase in total operating expenses from $866,947 to $1,584,539 for the three months ended December 31, 2003 and December 31, 2004, respectively. In general, there was significant increases in sales, marketing and administrative expenses offset by a decrease in our operating expenses. A large part of the increase is attributable to the fact that during October and November 2004, we signed agreements with various consultants for consulting services. The agreements range between three to five years. As compensation for the consulting services we issued 470,000 shares of our common stock at US$11.00 and US$13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued. This amount is being amortized over the life of the agreements on a straight line basis and consulting expense amounted to $732,555 for the three month ended December 31, 2004. We believe expenses related to the marketing and selling of our products will continue to increase substantially to handle our growing sales volume. During November and December 2004, we also issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740. We expect that professional fees and expenses to ensure compliance with U.S. securities laws, the Sarbanes-Oxley Act and marketplace rules for the NASDAQ National Market will increase substantially.

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

     During November and December 2004, the Registrant issued 7,683 shares of common stock for legal services and director fees. This transaction was effected under an exemption to registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipient of the securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number                           Description
          -------                          -----------

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

          Exhibit
          Number                           Description
          -------                          -----------

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

                                    Dated:  March 29, 2005


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                     TITLE                                 DATE
----------------------------------     -------------------------------------------        ----------------
            /s/ Sun Li                      Chief Executive Officer & Director            March 29, 2005
----------------------------------            (Principal Executive Officer)
              Sun Li

        /s/ Kam Wah Poon                         Chief Financial Officer                  March 29, 2005
----------------------------------     (Principal Financial & Accounting Officer)
           Kam Wah Poon

         /s/ Lai Fun Sim                      Corporate Secretary & Director              March 29, 2005
----------------------------------
           Lai Fun Sim

      /s/ Dennis Won Kong Yu                             Director                         March 29, 2005
----------------------------------
        Dennis Won Kong Yu

          /s/ Kam Man Lee                                Director                         March 29, 2005
----------------------------------
            Kam Man Lee

         /s/ Shao-Guang Tan                              Director                         March 29, 2005
----------------------------------
           Shao-Guang Tan

          /s/ Wing See Yau                               Director                         March 29, 2005
----------------------------------
            Wing See Yau