Form 10QSB
period 2005-03-31
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-05-23
CIK 1119601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-31047

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0995730
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Central Plaza, 18 Harbour Road,
Suite 3203A, 32nd Floor
Hong Kong, China
(Address of principal executive offices)

(852) 2588-1228
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  May 23, 2005:  24,702,502 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA ENERGY SAVINGS TECHNOLOGY, INC.

TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

 CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND SEPTEMBER 30, 2004

ASSETS
	March 31	September 30
	2005	2004
	Unaudited	Audited
CURRENT ASSETS:
Cash	$21,577,653	$18,442,862
Accounts receivable, trade, net of allowance for doubtful accounts of $768,151 and $768,151 as of March 31, 2005 and September 30, 2004, respectively	15,446,880	6,580,525
Current maturities of notes receivable, net	2,724,372	3,727,540
Inventories	5,286,503	4,329,552
Prepaid expenses	2,962,216	1,529,955
Due from related parties	1,179,376	1,257,130
Total current assets	49,177,000	35,867,564

PLANT AND EQUIPMENT, net	498,849	528,344

OTHER ASSETS:
Long-term loan receivable	1,764,376	—
Long-term notes receivable, net	6,488,530	7,087,692
Other receivables	460,610	778,880
Total other assets	8,713,516	7,866,572

Total assets	$58,389,365	$44,262,480

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,669,422	$2,719,554
Current portion of note payable	12,974	12,799
Other payables	394,877	551,528
Customer deposits	3,000,705	1,752,216
Taxes payable	3,195,486	1,892,676
Total current liabilities	8,273,464	6,928,773

LONG-TERM LIABILITIES:
Note payable, net	4,585	7,895
Total liabilities	8,278,049	6,936,668

MINORITY INTEREST	17,538,959	18,662,906

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,599,753 and 12,968,401 shares issued and outstanding as of March 31, 2005 and September 30, 2004, respectively	24,600	12,968
Additional paid-in capital	20,067,348	8,655,339
Statutory reserves	324,583	324,583
Deferred compensation	(4,234,612)	—
Retained earnings	16,387,098	9,666,676
Accumulated other comprehensive income	3,340	3,340
Total shareholders' equity	32,572,357	18,662,906
Total liabilities and shareholders' equity	$58,389,365	$44,262,480

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended		Six Months Ended
	March 31	March 31	March 31	March 31
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$11,175,617	$8,818,742	$22,884,307	$20,320,207

COST OF GOOD SOLD	4,254,122	3,234,882	9,145,530	10,682,628

GROSS PROFIT	6,921,495	5,583,860	13,738,777	9,637,579

OPERATING EXPENSES
Operating expenses	667,515	347,596	1,280,215	1,159,689
Selling, general and administrative expenses	536,098	169,554	1,507,937	224,408
Total Operating Expenses	1,203,613	517,150	2,788,152	1,384,097

INCOME FROM OPERATIONS	5,717,882	5,066,710	10,950,625	8,253,482

OTHER INCOME (EXPENSE)
Interest income	392,042	—	740,221	777,692
Interest expense	4,277	—	3,763	(169)
Other income (expense)	(605)	(3,677)	(2,882)	(3,677)
Other income	649	—	649	5,537
Total Other Income	396,363	(3,677)	741,751	779,383

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,114,245	5,063,033	11,692,376	9,032,865

LESS PROVISION FOR INCOME TAXES	—	—	—	(678,971)

INCOME BEFORE MINORITY INTEREST	6,114,245	5,063,033	11,692,376	8,353,894

MINORITY INTEREST	2,252,101	2,531,517	4,971,954	4,176,947

NET INCOME	3,862,144	2,531,516	6,720,422	4,176,947

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	—	12,715	—	(500)

COMPREHENSIVE INCOME	$3,862,144	$2,544,231	$6,720,422	$4,176,447

Net income per share - basic and diluted	$0.18	$0.22	$0.37	$0.36

Weighted average number of shares outstanding - basic and diluted	21,910,462	11,598,081	18,339,801	11,598,081

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

							Accumulated
			Additional			Unappropriated	other
	Number	Common	Paid-in	Statutory	Deferred	Retained	comprehensive
	of shares	stock	capital	Reserves	Compensation	Earnings	income (loss)	Totals

BALANCE, September 30, 2003, unaudited	100	$11	$666,666	$329,489		$$3,996,754	$(1,142)	$4,991,778
Net income						4,176,947		4,176,947
Foreign currency translation adjustments							(500)	(500)
Change in statutory reserves				(4,906)				(4,906)

BALANCE, March 31, 2004, unaudited	100	11	666,666	324,583		8,173,701	(1,642)	9,163,319
Net income						1,492,975		1,492,975
Foreign currency translation adjustments							4,982	4,982
Shares issued in connection with the recapitalization	12,338,301	12,327	(12,327)					—
Shares issued for employee compensation	630,000	630	8,001,000					8,001,630

BALANCE, September 30, 2004, audited	12,968,401	12,968	8,655,339	324,583		9,666,676	3,340	18,662,906
Net income						6,720,422		6,720,422
Stock issued for the acquisition of additional 15% investment in Starway Management Limited	3,346,100	3,346	6,092,555					6,095,901
Stock issued for the acquisition of the 35% investment in Starway Management Limited	7,807,569	7,808	(7,808)					—
Stock issued for services	477,683	478	5,327,262		(4,234,612)			1,093,128

BALANCE, March 31, 2005, unaudited	24,599,753	$24,600	$20,067,348	$324,583	$(4,234,612)	$16,387,098	$3,340	$32,572,357

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31	March 31
	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,720,422	$4,176,947
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Minority interest income	4,971,954	4,172,043
Depreciation and amortization	33,252	40,906
Decrease in statutory reserve	—	(4,910)
Stock issued for services	1,093,128	—
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(8,866,355)	(337,715)
Long-term notes receivable	1,602,330	(2,329,972)
Amount due from related parties	77,755	(46,102)
Inventories	(956,951)	(323,355)
Prepaid expenses	(1,432,261)	(596,870)
Other receivables	318,270	(82,555)
Other assets	—	64,617
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,050,132)	(305,008)
Other payable	(156,651)	—
Customer deposits	1,248,489	233,314
Tax payable	1,302,810	1,690,964
Net cash provided by (used in) operating activities	4,906,060	6,352,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,758)	—
Net cash used in investing activities	(3,758)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term loan receivable	(1,764,376)	—
Proceeds (payments) on loans payable - related parties	—	(237,821)
Proceeds from notes payable	175	12,638
Payments on notes payable	(3,310)	(12,877)
Net cash (used in) provided by financing activities	(1,767,511)	(238,060)

EFFECT OF EXCHANGE RATE ON CASH	—	(500)

INCREASE (DECREASE) IN CASH	3,134,791	6,113,744

CASH, beginning of period	18,442,862	181,283

CASH, end of period	$21,577,653	$6,295,027

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(Continued)

	March 31	March 31
	2005	2004
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$855

NON-CASH TRANSACTIONS:
Stock issued to acquire additional interest in Starway Management Limited	$6,095,901	$—

Stock issued for services	$5,327,740	$—

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Organization

On August 23, 2004, China Energy Savings Technology, Inc. (the “Company”) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

On June 30, 2004 (the “Closing Date”) Rim Holdings Inc., a Nevada corporation (“Rim”) and Eurofaith Holdings, Inc., a British Virgin Islands corporation (“Eurofaith”), entered a Stock Purchase Agreement (the “Eurofaith Stock Purchase Agreement”). Pursuant to the Eurofaith Stock Purchase Agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company (“Starway”) from Eurofaith (the “Acquisition”). The purchase price for such stock was $120,000,000 payable by Rim’s issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim’s common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440. On August 26, 2004 this note was converted into 6,900,000 shares.

Immediately after the closing of this transaction, Rim redeemed 1,000,000 shares of its common stock from Christina M. Strauch in exchange for all of the shares of Rimmer Computer, Inc., an Arizona corporation (“Rimmer”).

Prior to the transaction, Rim was a holding company holding all of the shares of Rimmer. Rimmer is an approved technical service provider for computer hardware and software system manufacturers. All of Rimmer’s customers are currently located in the Phoenix, Arizona area. Since the closing, Rim’s primary operations consist of the operations of Starway.

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, (continued)

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People’s Republic of China on November 20, 1996 (SDID) which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People’s Republic of China on November 9, 1999 (SDTD). In 2003, Eurofaith, the shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

Activities

Starway through its two subsidiaries SDTD and SDID is a People’s Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company through its subsidiaries mainly sells their products within the People’s Republic of China.

Note 2 - Summary of significant accounting policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompany consolidated financial statements include the accounts of Starway Management Limited, Shenzhen Dicken Technology Development Limited and Shenzhen Dicken Industrial Development Limited, (collectively the “Company”). All material intercompany transactions and balances have been eliminated in the consolidation.

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

Note 2 - Summary of significant accounting policies, (continued)

Notes Receivable

The Company carries its notes receivable at the net present value of the notes, net of allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or market value, cost being determined on a first-in, first-out (FIFO) method.

Plant and Equipment

The Company’s plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis from five to fifteen years.

Intangibles

Under the Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Impairment of Long-Lived Assets

Per SFAS No. 144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability if these assets are determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

Note 2 - Summary of significant accounting policies, (continued)

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

Foreign Currency Translation

The functional currency of the Company is the Chinese Renminbi. The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income.

Comprehensive Income (Loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese Renminbi to United States dollars is reported as other comprehensive income (loss) in the statement of income and stockholders’ equity.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income Taxes (continued)

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is organized in the British Virgin Islands and the People’s Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for 2004 and 2005 and 50% income tax reduction for 2006, 2007 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, stockholder loans and notes payable approximate fair value due to the relatively short period to maturity of these instruments.

The fair value of short-term and long-term notes receivable was determined using a discounted cash flow analysis based on the Company’s borrowing rate. At December 31, 2004 and September 30, 2004, the carrying value of these notes approximated their fair value.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There are no differences between Basic and Diluted EPS for the periods ended March 31, 2005 and 2004.

On February 1, 2005, The Company acquired the remaining 35% interest (the"Acquisition") in Starway Management Limited ("Starway) from Sky Beyond Investments Limited ("Sky Beyond") by issuing a total of 7,807,569 shares of common stock of the Company. However management of the Company has learned that the stock sale between Sky Beyond and Golden Resorts Group Limited was subject to approval by the shareholders of Golden Resorts. As of May 18, 2005, the shareholder meeting to approve the sale has not been held. The Company and Sky Beyond believe that the Company’s acquisition of the 35% in Starway has been legally completed. However the Company is in the process of investigating this matter and is taking a conservative approach in reflecting this acquisition in the financial statements of the Company.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Earnings Per Share (continued)

As of March 31, 2005, the Company has decided not to reflect the additional earnings and additional paid in capital of the acquisition of the remaining 35% interest in Starway. However since the 7,807,569 shares have been issued in this transaction the par value of the stock has been reflected in the shareholders’ equity statement and the shares has been reflected in the earnings per share calculation as issued. If 100% of the income was to be reflected in the income statement at the date of acquisition, the Company’s earnings per share for the periods would have been adjusted to the amounts indicated below:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Six months ended March 31, 2005	Six months ended March 31, 2004

Net Income
Net income as reported	$3,862,144	$2,531,516	$6,720,422	$4,176,947
Add income attributed to minority interest	1,534,770	—	1,534,770	—
Adjusted net income after recognizing 100% subsidiary income	$5,396,914	$2,531,516	$8,255,192	$4,176,947

Basic and Diluted EPS
Net income per share - as reported	$0.18	$0.22	$0.37	$0.36
Add earnings per share attributed to minority interest	0.07	—	0.08	—
Adjusted earnings per share	$0.25	$0.22	$0.45	$0.36

Concentrations and credit risks

For the period ended March 31, 2005 and 2004, 100% of the Company’s sales were to companies located in the PRC. At March 31, 2005 and September 30, 2004 all the Company’s assets were located in the PRC.

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China’s political, economic and social conditions. There is also no guarantee that the Chinese government’s pursuit of economic reforms will be consistent or effective.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Cash in bank accounts

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. The total cash balance in state-owned banks at March 31, 2005 and September 30, 2004 amounted to $21,577,653 and $18,269,919, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Note 3 - Consolidated financial statements and condensed footnotes

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

The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the period ended September 30, 2004 and notes thereto included in the Company’s Form 10-KSB/A, dated January 30, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations for the three months and six months ended March 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Accounts receivable

Accounts receivable as of March 31, 2005 and September 30, 2004 consisted of the following:

	March 31,	September 30,
	2005	2004

Accounts receivable	$16,215,031	$7,348,676
Less: allowance for doubtful accounts	768,151	768,151

Totals	$15,446,880	$6,580,525

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes receivable

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the notes. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

	March 31,	September 30,
	2005	2004

Notes receivable	$9,212,902	$10,815,232
Less: Current portion of notes receivable	2,724,372	3,727,540
Totals	$6,488,530	$7,087,692

The following table represents as of March 31, 2005 the estimated principal collections on notes receivable:

Period Ending March 31,	Amount

2006	$2,724,372
2007	2,596,939
2008	2,475,467
2009	1,232,997
2010	183,127

Note 6 - Inventories

Inventories as of March 31, 2005 and September 30, 2004 consisted of the following:

	March 31,	September 30,
	2005	2004

Raw materials	$2,459,884	$1,013,976
Work in progress	334,227	869,059
Finished goods	2,492,392	2,446,517
Totals	$5,286,503	$4,329,552

Note 7 - Prepaid expenses

Prepaid expenses at March 31, 2005 and September 30, 2004 amounted to $2,962,216 and $1,529,955, respectively. Prepaid expenses represent advances to suppliers on inventory purchases.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Plant and equipment

Plant and equipment as of March 31, 2005 and September 30, 2004 are summarized as follows:

	March 31,	September 30,
	2005	2004

Building	$409,888	$409,888
Office equipment	83,857	80,100
Furniture and fixtures	41,574	41,574
Plant, machinery and equipment	80,126	80,126
Vehicle	148,586	148,586
Total	764,031	760,274
Less: accumulated depreciation	265,182	231,930
Plant and equipment, net	$498,849	$528,344

Depreciation expense for the six months ending March 31, 2005 and 2004 amounted to $33,252 and $40,906, respectively.

Note 9 - Long-term loan receivable

The long-term loan receivable as of March 31, 2005 amounted to $1,764,376. This amount represents a loan made to third party in China.  The loan bears interest at a monthly interest rate of 0.52%, or an annual rate at 6.24%, and is due on June 30, 2006.  The loan is personally guaranteed by certain board members of SDID.

Note 10 - Notes payable, net

Long-term obligations consisted of the following:

Note payable to finance company, secured by automobile, interest at 5.44% per annum. Monthly payments of $1,067 due through April 2006	$17,559
Less current maturities	12,974

Total	$4,585

Principal payments for the next five years are as follows:

Year Ending September 30,

2005	$12,974
2006	4,585

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Related party transactions

As of March 31, 2005 and September 30, 2004, the due from related party amounted to $1,179,376 and $1,257,130, respectively. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company’s behalf from the customers and those payments had not been repaid to the Company by March 31, 2005 and September 30, 2004. These amounts are unsecured, interest free and have no fixed terms of repayment.

Note 12 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts in customer deposits amounted to $3,000,705 and $1,752,216 as of March 31, 2005 and September 30, 2004, respectively.

Note 13 - Taxes payable

Taxes payable at March 31, 2005 and September 30, 2004 consist of the following:

	March 31,	September 30,
	2005	2004

Urban maintenance and construction tax	$34,817	$21,104
Education tax	896	1,058
Value added tax	3,159,773	1,870,514

Totals	$3,195,486	$1,892,676

On July 22, 2004, the local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2004 in the amount of $4,853,332 which was recorded as a credit during 2004 for previously accrued income taxes. The Company has elected to record the entire credit for Chinese income taxes in 2004.

The credit (provision) for income taxes consisted of the following:

	Six Months Ended March 31,
	2005	2004

Provision for China income taxes	$—	$(678,971)
Total provision for income taxes	$—	$(678,971)

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Taxes payable, (continued)

The following table reconciles the U.S. Statutory rates to the Company’s effective tax rate:

	March 31,
	2005	2004

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	—	17.0

Totals	—%	17.0%

The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for years ending September 30, 2004 and 2005 and 50% income tax reduction for the years ending September 30, 2006, 2007 and 2008.

The estimated tax savings for the six months ending March 31, 2005 amounted $2,578,472. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.37 to $0.23.

The Company has a net operating loss carry forward of $8,001,000 for US income tax purposes that will expire during the year 2025. The Company has recorded a valuation allowance for the entire amount of the loss carry forward. Since the Company’s main operations are located in the PRC and any income subject to US income taxes will be dependent upon the Company having operations in the US or other US taxable events will have to occur. Since the Company is not sure at this time that the Company will be able utilize the tax benefits of this operating loss management has decided to record a valuation allowance for the entire amount of the operating loss.

Note 14 - Commitments and contingencies

Operating Leases

The Company leases its facilities under long term, non-cancelable operating lease agreements expiring through June 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

Total rent expense for the six months ended March 31, 2005 and 2004 amounted to $52,636 and $52,142, respectively.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and contingencies, (continued)

As of March 31, 2005, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

Period Ending March 31,	Amount

2005	$59,270
2006	58,000
2007	58,000
2008	87,000
Thereafter	—

Note 15 - Equity incentive plan

On September 8, 2004, the Company adopted an Equity Incentive Plan. The purpose of this plan is to attract, retain and motivate eligible persons whose current and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase common stock and stock bonuses. A total of 1,200,000 shares of common stock have been registered with the Securities and Exchange Commission under this plan.

On September 16, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at US$12.70 per share. The total shares were valued at $8,001,000 ($12.70 per share), the closing price of the stock at the date the shares were issued.

The Company accounts for its employee stock option grants in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees. As of September 30, 2004, total stock based compensation expense recorded in the accompanying income statement amounted to $7,874,000.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which require entities to recognize an expense, based on the fair value of the related awards.  As of September 30, 2004, total stock compensation to non-employees amounted to $127,000.

During October and November 2004, the Company issued 470,000 shares to non-employee consultants of its common stock at US$11.00 and US$13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- Shareholders’ equity

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

In accordance with SFAS 141, the Company is required to record the acquisition of the minority interest in accordance with purchase accounting. However entities that are under common control are required to record the acquisition of the assets and liabilities transferred at their carrying amounts. Due to the common majority ownership in the Company and Eurofaith, the Company and Eurofaith are deemed in common control in accordance with SAB No. 47. Due to the common control element in accordance with SFAS 141 the Company has recorded the 15% acquisition from Eurofaith at historical costs value of $6,095,901.

During November and December 2004, the Company issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740.

The Company acquired the remaining 35% interest (the "Acquisition") in Starway Management Limited ("Starway) from Sky Beyond Investments Limited ("Sky Beyond") on February 1, 2005 by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as "Meditech Group Company Limited"). The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company's Form 8-K filed on June, 30, 2004 and November 18, 2004, respectively. The closing of the Acquisition (the "closing") occurred on February 1, 2005 and the Company owns 100% of Starway after the Acquisition.

However management of the Company has learned that the stock sale between Sky Beyond and Golden Resorts Group Limited was subject to approval by the shareholders of Golden Resorts. As of May 18, 2005, the shareholder meeting to approve the sale has not been held. The Company and Sky Beyond believe that the Company’s acquisition of the 35% in Starway has been legally completed. However the Company is in the process of investigating this matter and is taking a conservative approach in reflecting this acquisition in the financial statements of the Company.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- Shareholders’ equity, (continued)

As of March 31, 2005, the Company has decided not to reflect the additional earnings and additional paid in capital of the acquisition of the remaining 35% interest in Starway. However since the 7,807,569 shares have been issued in this transaction the par value of the stock has been reflected in the shareholders’ equity statement and the shares has been reflected in the earnings per share calculation as issued. If 100% of the income was to be reflected in the income statement at the date of acquisition, the Company net income would increase by $1,534,770 to $5,396,914 for the three months ended March 31, 2005 and earnings per share would increase by $0.07 to $0.25 for the three months ended March 31, 2005. Year to date net income would increase to $8,255,192 and year to date earnings per share would increase to $0.45.

If the Acquisition had been reflected in the financial statements, the net income and earning per share for the periods presented would have been adjusted to the amounts indicated below:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Six months ended March 31, 2005	Six months ended March 31, 2004

Net Income
Net income as reported	$3,862,144	$2,531,516	$6,720,422	$4,176,947
Add income attributed to minority interest	1,534,770	—	1,534,770	—
Adjusted net income after recognizing 100% subsidiary income	$5,396,914	$2,531,516	$8,255,192	$4,176,947

Basic and Diluted EPS
Net income per share - as reported	$0.18	$0.22	$0.37	$0.36
Add earnings per share attributed to minority interest	0.07	—	0.08	—
Adjusted earnings per share	$0.25	$0.22	$0.45	$0.36

Statutory Reserves and Restricted Retained earnings

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP.

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Minority Interest

Minority interest represents the outside shareholder’s 35% ownership of the common stock of Starway Management Limited. Due to common control over the entities the financial statements of the Company have been restated to reflect the minority’s shareholder’s interest as if the transaction was effective January 1, 2003.

As described in note 16 the Company has decided not to reflect the additional earnings and additional paid in capital of the acquisition of the remaining 35% interest in Starway.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Energy Savings Technology, Inc. is referred to herein as the “Company”, "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources.” Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. As of December 31, 2004, we owned a 65% interest in Starway Management Limited, a British Virgin Islands corporation ("Starway") which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited ("SDID"), a company incorporated in the People's Republic of China on November 20, 1996 which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited ("SDTD"), a company incorporated in the People’s Republic of China on November 9, 1999. Subsequently, in February 2005, we acquired all of the remaining 35% interest in Starway from Sky Beyond Investments Limited (“Sky Beyond”) bringing our total ownership of Starway to 100%. Starway's subsidiaries, SDID and SDTD, develop, market, distribute and manufacture energy saving products for use in commercial and industrial settings in China.

As discussed more fully in Part II, Item 5 below and in Notes 2 and 16 in the Condensed Notes to the Consolidated Financial Statements, the Company is aware of a dispute regarding the Company’s February 2005 acquisition of the remaining 35% interest in Starway. The Company is in the process of resolving this matter and has decided to take a conservative approach in reflecting this acquisition in the financial statements of the Company. Thus, our financial statements are consolidated with those of Starway and its subsidiaries with an adjustment so as not to reflect the additional earnings and additional paid in capital of the acquisition of the remaining 35% interest in Starway until the Company receives confirmation that the matter has been fully resolved.

RESULTS OF OPERATIONS

General results of operations for the three months ended March 31, 2004 and March 31, 2005 and for the six months ended March 31, 2004 and March 31, 2005 are summarized as follows:

Three Months Ended March 31	2005	2004	Change

Revenues	11,175,617	8,818,742	27.00%
Cost of goods sold	4,254,122	3,234,882	32.00%
Gross profit	6,921,495	5,583,860	24.00%
Operating expenses	1,203,613	517,150	133.00%
Operating profit	5,717,882	5,066,710	13.00%
Other income/(expense)	396,363	(3,677)	N/A

Income before income taxes and minority interest	6,114,245	5,063,033	21.00%

Net income (after minority interest)	3,862,144	2,531,516	52.50%

Six Months Ended March 31	2005	2004	Change

Revenues	22,884,307	20,320,207	13.00%
Cost of goods sold	9,145,530	10,682,628	–14.00%
Gross profit	13,738,777	9,637,579	43.00%
Operating expenses	2,788,152	1,384,097	101.00%
Operating profit	10,950,625	8,253,482	33.00%
Other income	741,751	779,383	–5.00%

Income before income taxes and minority interest	11,692,376	9,032,865	29.00%

Net income (after minority interest and taxes)	6,720,422	4,176,947	60.80%

The key financial ratios for the three months ended March 31, 2004 and March 31, 2005 and six months ended March 31, 2004 and March 31, 2005 are as follows:

Three Months Ended March 31	2005	2004

Gross profit margin	62%	63%
Income before taxes and minority interest margin	55%	57%
Current ratio	5.9 times	1.8 times
Quick ratio	5.3 times	1.6 times

Six Months Ended March 31	2005	2004

Gross profit margin	60%	47%
Income before taxes and minority interest margin	51%	44%
Current ratio	5.9 times	1.8 times
Quick ratio	5.3 times	1.6 times

(1)	REVENUES

Consolidated revenues increased by $2,356,875, or approximately 27%, from $8,818,742 for the three months ended March 31, 2004 to $11,175,617 for the three months ended March 31, 2005. The 27% increase was a result of increased unit sales in our energy savings products.

Consolidated revenues increased by $2,564,100, or approximately 13%, from $20,320,207 for the six months ended March 31, 2004 to $22,884,307 for the six months ended March 31, 2005. The increase in revenues reflects sales growth in SDID's energy savings products, and was the result of increased unit sales. Our management expects that revenue will continue to grow in 2005 because of our marketing and sales efforts and growing demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to the growing demand and a lack of strong competitive products. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and local governments. Management hopes to continue to increase our sales in China.

(2)	COST OF GOODS SOLD

Consolidated costs of goods sold increased by $1,019,240, or approximately 32%, from $3,234,882 for the three months ended March 31, 2004 to $4,254,122 for the three months ended March 31, 2005. The 32% increase was a result of an increase in sales as discussed previously and a slight increase in raw material costs of energy savings products in the period.

Consolidated costs of goods sold decreased by $1,537,098, or approximately 14%, from $10,682,628 for the six months ended March 31, 2004 to $9,145,530 for the six months ended March 31, 2005. The decrease in cost of goods sold is a result of better control over production costs. Because of our increase in sales volume, we are able to buy our production materials in mass quantities so we are able to leverage more buying power to get better prices for supplies and materials used for the production of our products. Additionally, we have seen an increase in suppliers for the supplies and materials used for the production of our products, which results in more competitive pricing for such supplies and materials. As a result, the cost of materials such as chipsets and other hardware used in the production of our products has decreased substantially,  which in turn produces better profit margins for us. Such a decrease is expected to continue in the short term but we expect it to be minimized in the future.

(3)	GROSS PROFIT

Consolidated gross profit increased by $1,337,635, or approximately 24%, from $5,583,860 for the three months ended March 31, 2004 to $6,921,495 for the three months ended March 31, 2005. Gross profit as a percentage of sales decreased from approximately 63% for the three months ended March 31, 2004 to 62% for the three months ended March 31, 2005. The increase in gross profit was a result of an increase of sales units. The decrease in gross profit as a percentage of sales was mainly attributable to variations in the type of products purchased in the period by the Company’s customers and variations in profit margins associated with different types of products.

Consolidated gross profit increased by $4,101,198, or approximately 43%, from $9,637,579 for the six months ended March 31, 2004 to $13,738,777 for the six months ended March 31, 2005. Gross profit as a percentage of sales increased from approximately 48% for the six months ended March 31, 2004 to approximately 60% for the six months ended March 31, 2005. The increase in gross profit was a result of an increase unit sales and a decrease in cost of goods sold. The increase in gross profit as a percentage of sales was mainly attributable to increased sales of the Company’s products that are mass produced which have a higher profit margin.

(4)	OPERATING EXPENSES

Consolidated operating expenses increased by $686,463, or approximately 133%, from $517,150 for the three months ended March 31, 2004 to $1,203,613 for the three months ended March 31, 2005. The operating expenses as a percentage of sales increased to 11% for the three months ended March 31, 2005 from 6% for the three months ended March 31, 2004. The increase in operating expenses is primarily due to the significant increase in our unit sales of energy savings products, the cost of increased employee turnover, and costs associated with increases in our staff’s salary by approximately 10% and the number of employees increased from approximately 90 to about 110. In addition our operating expenses have increased due to the increase in consulting fees for stock issued in October and November 2004, which is discussed below.

Consolidated operating expenses increased by $1,404,055, or approximately 101%, from $1,384,097 for the six months ended March 31, 2004 to $2,788,152 for the six months ended March 31, 2005. The operating expenses as a percentage of sales increased to 12% for the six months ended March 31, 2005 from 7% for the six months ended March 31, 2004. In general, there were significant increases in sales, marketing and administrative and operating expenses. A large part of the increase is attributable to the fact that during October and November 2004, we signed agreements with various consultants for consulting services. The agreements range between three to five years. As compensation for the consulting services we issued 470,000 shares of our common stock at US$11.00 and US$13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued. This amount is being amortized over the life of the agreements on a straight-line basis and consulting expense amounted to $1,093,128 for the six months ended March 31, 2005. We believe expenses related to the marketing and selling of our products will continue to increase substantially to handle our growing sales volume. During November and December 2004, we also issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740. We expect that professional fees and expenses to ensure compliance with U.S. Securities laws, the Sarbanes-Oxley Act and marketplace rules for the NASDAQ National Market will increase substantially.

(5)	OTHER INCOME

Consolidated “other income” increased by $400,040 from ($3,677) for the three months ended March 31, 2004 to $396,363 for the three months ended March 31, 2005. The increase mainly represents the interest income received by the Company in excess of the original estimated cost savings for cost savings contracts for the period.

Consolidated “other income” decreased by $37,632, or approximately 5%, from $779,383 for the six months ended March 31, 2004 to $741,751 for the six months ended March 31, 2005. The decrease was mainly due to the decrease in interest income received by the Company in excess of the original estimated cost savings for cost savings contracts for the period.

(6)	NET INCOME

Consolidated net income increased by $1,330,628, or approximately 53%, from $2,531,516 for the three months ended March 31, 2004 to $3,862,144 for the three months ended March 31, 2005. The increase was mainly due to the increase of revenue by 27% and the additional interest income received by the Company in excess of the original estimated cost savings for cost savings contracts for the period.

Consolidated net income increased by $2,543,475, or approximately 61%, from $4,176,947 for the six months ended March 31, 2004 to $6,720,422 for the six months ended March 31, 2005. The increase was mainly due to the increase of revenue by 13%, the decrease in cost of goods sold by 14% which was offset by an increase in operating expenses of 5%.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended March 31	2005	2004	Change

Net cash provided by operating activities	4,906,060	6,352,304	– 22.77%
Net cash used in investing activities	(3,758)	—	—
Net cash used in financing activities	(1,767,511)	(238,060)	642.46%

The decrease of $1,446,244, or approximately 22.8% in net cash provided by operating activities primarily reflects an increase in revenues for the six months ended March 31, 2005 offset by the effect of a significant increase of accounts receivable during the period.

The decrease in net cash used in investing activities was due to the acquisition of equipment during the period.

The decrease of $1,529,451, or approximately 642% in net cash used in financing activities was due to the increase of long-term loan receivable and the repayment of notes payable during the period.

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

SHAREHOLDING OF STARWAY MANAGEMENT LIMITED

As of June 30, 2004, the Company held a 50% stake in Starway Management Limited (“Starway”) and subsequently increased its share in Starway to 65% by acquiring an additional 15% stake in Starway on November 16, 2004. Finally, the Company, pursuant to an Agreement and Plan of Share Exchange with Sky Beyond dated February 1, 2005 (the “Agreement”), purchased the remaining 35 shares of Starway stock from Sky Beyond representing the final 35% stake in Starway. As discussed more fully in Part II, Item 5 below and in Notes 2 and 16 in the Condensed Notes to the Consolidated Financial Statements, the Company is aware of a dispute regarding the Company’s February 2005 acquisition of the final 35% interest in Starway.

Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People's Republic of China (“SDID”) which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People's Republic of China ("SDTD"). SDID and SDTD are the Company’s operating subsidiaries which develops, markets, distributes and manufactures the Company’s energy saving products.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2004, the Registrant issued 7,807,569 shares of common stock to Sky Beyond, which represented that it is an accredited investors as part of the acquisition of a 35% interest in Starway. This transaction was effected under an exemption to registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipients of the securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transaction.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

The management of the Company became aware of a dispute between Golden Resorts Group Limited, a Bermuda company listed on the Hong Kong Stock Exchange (“Golden Resorts”) under the stock code 1031, and Sky Beyond Investments Limited, a British Virgin Islands corporation (“Sky Beyond”) with respect to the sale of 35 shares of Starway Management Limited, a British Virgin Islands corporation (“Starway”), representing 35% of the outstanding shares of Starway, by Win Matching Limited (“Win Matching”), the wholly-owned subsidiary of Golden Resort, to Sky Beyond pursuant to a Sale and Purchase Agreement dated January 10, 2005 between Win Matching and Sky Beyond (the “Starway Stock Sale”) from an announcement made on May 9, 2005. Golden Resorts announced in a public filing that it is taking the position that the Starway Stock Sale is not completed because such sale was subject to Golden Resorts shareholder approval and such approval has not been obtained. Sky Beyond, however, contends that the Starway Stock Sale was complete because the consideration for the sale has been delivered to Golden Resorts and that the stock certificate representing the 35 Starway shares has been delivered.

The Company, pursuant to an Agreement and Plan of Share Exchange with Sky Beyond dated February 1, 2005 (the “Agreement”), purchased 35 shares of Starway stock from Sky Beyond. Sky Beyond represented to the Company in the Agreement that it owned such shares of Starway and stock certificates representing such shares were delivered to the Company upon closing.

On May 17, 2005, the management of the Company, upon learning the claims made by Golden Resort and upon receiving correspondences from Sky Beyond and Golden Resorts contacted representatives of Sky Beyond and Golden Resorts regarding the dispute and together with Starway, the four parties have executed a Memorandum of Understanding in which Win Matching and its parent company, Golden Resorts, claimed to undertake to resolve the dispute in an expedited manner.

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Agreement and Plan of Share Exchange dated November 16, 2004 by and between Eurofaith Holdings, Inc. and China Energy Savings Technology, Inc. (1)
10.2	Agreement and Plan of Share Exchange dated February 1, 2005 by and between Sky Beyond Investments Limited and China Energy Savings Technology, Inc. (3)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (4)
___________
(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on November 18, 2004 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on February 4, 2005 and incorporated herein by reference.
(4)	Filed herewith.

(b)	Reports on Form 8-K

1.	8-K	January 27, 2005, Press Release re Corporate plans and objectives for 2005
2.	8-K	February 4, 2005, Acquisition of 35% of Starway from Sky Beyond Investments Limited
3.	8-K	April 19, 2005, Press Release re listing of Company’s common stock on NASDAQ National Market System
4.	8-K/A
April 21, 2005, Press Release re payment of fee for listing of Company’s Common Stock on NASDAQ National Market System, and Research Works, Inc. ("RW"), an independent equity research company initiating coverage of China Energy Savings Technology, Inc.

5.	8-K	April 21, 2005, Press Release re Company’s common stock trading on NASDAQ National Market System as of April 21, 2005 under symbol “CESV”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. (Registrant)

Date: May 23, 2005	By:	/s/ Sun Li

Sun Li Chief Executive Officer

Date: May 23, 2005	By:	/s/ Kam Wah Poon

Kam Wah Poon Chief Financial Officer