Form 10KSB/A
period 2004-09-30
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-06-27
CIK 1119601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-KSB
--------------------------------------------------------------------------------

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

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 is filed to: (i) add disclosure in Item 6 regarding critical accounting policies for revenue recognition and basis of presentation of financial statements in connection with the Company's acquisition of shares of Starway Management Limited; (ii) add disclosure under Item 6 regarding liquidity and capital resources relating to the Company's notes receivables;
(iii) correct earnings per share calculations related to the acquisition of shares of Starway Management Limited; (iv) add disclosure in Note 1 of our financial statements regarding the consideration for the acquisition of Starway;
(v) add disclosure in Note 1 regarding revenue recognition  accounting policies;
(vi) add disclosure in Note 11 regarding Chinese taxes the Company is subject to; (vii) add disclosure in new Note 17 regarding the restatement of the financial statements; (viii) add an updated report on the consolidated balance sheet of Starway Management Limited and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 from Webb & Company, P.A. and an updated report from the Company's current auditors, Moore Stephens Wurth Frazer and Torbet, LLP; and (ix) file the consents to the incorporation by reference on the Form S-8 of such reports. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments of the Registrant subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

CAUTION REGARDING FORWARD-LOOKING INFORMATION                               3

PART I                                                                      4

ITEM 1 - DESCRIPTION OF BUSINESS                                            4
ITEM 2 - DESCRIPTION OF PROPERTY                                           13
ITEM 3 - LEGAL PROCEEDINGS                                                 13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                               14
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         16
ITEM 7 - FINANCIAL STATEMENTS                                              23
ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES                                         23
ITEM 8A - CONTROLS AND PROCEDURES                                          25
ITEM 8B - OTHER INFORMATION                                                25

PART III

ITEM 9 -  OFFICERS AND DIRECTORS                                           26
ITEM 10 - EXECUTIVE COMPENSATION                                           29
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                       31
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   33

PART IV                                                                    33

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K                                 33
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES                           34

SIGNATURES                                                                 35

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

----------------------------   ---------------------   ---------------------   ----------------------
                                Number of securities                            Number of securities
                                 issued or issuable       Weighted-average      remaining available
                                  upon exercise of       exercise price of      for future issuance
                                outstanding options,    outstanding options,        under equity
Plan Category                    warrants and rights     and warrants rights     compensation plans
----------------------------   ---------------------   ---------------------   ----------------------
Equity Compensation Plans
approved by security holders.                      0                       0                        0
----------------------------   ---------------------   ---------------------   ----------------------
Equity Compensation Plans
not approved by security
holders.                                     670,000                       0                  530,000
----------------------------   ---------------------   ---------------------   ----------------------
TOTAL                                                                     $0

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

REVENUE AND DEFERRED REVENUE RECOGNITION

The Company has two types of contracts for its product sales: energy savings sharing contracts and equipment sales contracts. The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue. Over the specified time period of the energy savings contact changes in the amount of savings realized by the customers could effect the amount of unearned revenues.

NOTES RECEIVABLE

We carry our notes receivable at the net present value of the discounted contract price, net of allowance for doubtful accounts.

BASIS OF PRESENTATION OF FINANCIAL STATEMENT

The Company has a issued consolidated financial statements even though it only owns 50% of Starway. The Company exercises significant control over Starway by the following:

New Solomon Consultants Limited owns a majority shares in the Company. The shareholders of New Solomon Consultants Limited are also the shareholders of Eurofaith Holdings, Inc. which at September 30, 2004 owned 15% of Starway. The director of Eurofaith at September 30, 2004 is also a director and corporate secretary of the Company. In November 2004 the Company acquired the remaining 15% from Eurofaith Holdings, Inc. for 3,346,100 shares of the Company which were issued to New Solomon Consultants Limited. The Company has obtained voting control over Starway through New Solomon Consultants Limited.

Based upon the above facts the Company determined that the presentation of consolidated financial statements would be more meaningful to the readers instead of presenting single line items under the equity method of accounting.

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

The Company's notes receivable represent amounts due on energy savings sharing contracts and are stated at the present value of the discounted sales price. The breach of any terms stated in the contract by the customer can lead to the return of the energy savings equipment to the Company. The Company will write off the deficiency of the total receipts over the notes receivable outstanding as bad debts in income statement and increase its closing inventories after the return of the equipment or the collateral. Accounts and notes receivable are analyzed for potential bad debts on an annual basis. The Company requires each new customer to go through credit review in order for it to approve the extension of credit. Once the sale is made the Company performs reviews on a monthly basis to ensure that the customer is adhering to the terms of the payment schedule. If the customer does not adhere to the payment schedule, then we follow up with the customer as to collection of the payments. At the end of each year management reviews the individual accounts and notes receivable for status of collections and payment terms, payment history and order status, customer's financial condition if available to determine if such account receivable are considered uncollectible. Generally all amounts over one year old are reserved for or written off as bad debts. The fair value of the energy savings equipment secured under the energy savings sharing contract is determined by comparing the market price of the equipment at the date of repossession.

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

ITEM 8A - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (acting as the principal accounting officer) and Chief Operating Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Operating Officer have concluded that the Company's disclosure controls and procedures are effective. The Company has enhanced and upgraded its accounting system with the addition of new software and is in the process of transferring the system to a new secure server. These measures are part of an overall upgrade of the management computer systems that will make management and control of operations more efficient and prepare the way for Sarbanes-Oxley compliance. The Company is required to be in compliance with the Sarbanes-Oxley regulations by the end of Fiscal Year 2005. The Company is proceeding through the first 2 quarters of Fiscal 2005 to introduce changes to its operating rules. Many of these changes involve the use of new electronic systems for tracking and documenting management decisions and their implementation. Much of the work required is in documenting existing systems differently and adapting them to the new rules and systems. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company did not make any changes that would change its internal control over financial reporting that has materially affected, or that is reasonably likely to materially affect, internal control over financial reporting.

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

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

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

                                    Dated:  June 15, 2005


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            SIGNATURE                                     TITLE                                DATE
----------------------------------     -------------------------------------------        -------------
            /s/ Sun Li                      Chief Executive Officer & Director            June 15, 2005
----------------------------------            (Principal Executive Officer)
              Sun Li

        /s/ Kam Wah Poon                         Chief Financial Officer                  June 15, 2005
----------------------------------     (Principal Financial & Accounting Officer)
           Kam Wah Poon

         /s/ Lai Fun Sim                      Corporate Secretary & Director              June 15, 2005
----------------------------------
           Lai Fun Sim

      /s/ Dennis Won Kong Yu                             Director                         June 15, 2005
----------------------------------
        Dennis Won Kong Yu

          /s/ Kam Man Lee                                Director                         June 15, 2005
----------------------------------
            Kam Man Lee

         /s/ Shao-Guang Tan                              Director                         June 15, 2005
----------------------------------
           Shao-Guang Tan

          /s/ Wing See Yau                               Director                         June 15, 2005
----------------------------------
            Wing See Yau


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

WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 29, 2004

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003

                                     ASSETS
                                                                         September 30           December 31
                                                                 ---------------------------   -------------
                                                                      2004         2003             2003
                                                                    Audited     (Unaudited)       Audited
                                                                 ------------   ------------   -------------
CURRENT ASSETS:
  Cash                                                           $ 18,442,862   $    181,283    $     21,165
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $768,151 and $301,288 as of September 30, 2004
    and 2003, $766,710 as of December 31, 2003, respectively        6,580,525      2,548,643       4,304,134
  Current maturities of notes receivable, net                       3,727,540      2,131,334       2,201,523
  Inventories                                                       4,329,552        726,983         533,453
  Prepaid expenses                                                  1,529,955                         71,582
  Due from related party                                            1,257,130
                                                                 ------------   ------------    ------------
       Total current assets                                        35,867,564      5,588,243       7,131,857
                                                                 ------------   ------------    ------------
PLANT AND EQUIPMENT, net                                              528,344        761,951         750,266
                                                                 ------------   ------------    ------------
OTHER ASSETS:
  Long-term notes receivable, net                                   7,087,692     10,443,217      12,743,550
  Other receivables                                                   778,880        190,476         252,700
  Intangible asset, net                                                              233,677         227,627
  Other assets                                                                        64,617
                                                                 ------------   ------------    ------------
       Total other assets                                           7,866,572     10,931,987      13,223,877
                                                                 ------------   ------------    ------------
          Total assets                                           $ 44,262,480   $ 17,282,181    $ 21,106,000
                                                                 ============   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  2,719,554   $  3,106,338    $  2,789,735
  Current portion note payable                                         12,799                         12,536
  Other payables                                                      551,528
  Loans payable - related parties                                                    237,821          95,578
  Customer deposits                                                 1,752,216        315,076          83,967
  Taxes payable                                                     1,892,676      3,611,761       4,854,221
                                                                 ------------   ------------    ------------
       Total current liabilities                                    6,928,773      7,270,996       7,836,037
                                                                 ------------   ------------    ------------
LONG-TERM LIABILITIES:
  Note payable, net                                                     7,895         27,640          17,440
                                                                 ------------   ------------    ------------
       Total liabilities                                            6,936,668      7,298,636       7,853,477
                                                                 ------------   ------------    ------------
MINORITY INTEREST                                                  18,662,906      4,991,767       6,633,436
                                                                 ------------   ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock,  $0.001 par value, 10,000,000
    shares authorized, none issued and outstanding
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 12,968,401 shares issued and outstanding               12,968             11              11
  Additional paid-in capital                                        8,655,339        666,666         666,666
  Statutory reserves                                                  324,583        329,489         324,583
  Retained earnings                                                 9,666,676      3,996,754       5,642,184
  Accumulated other comprehensive income                                3,340         (1,142)        (14,357)
                                                                 ------------   ------------    ------------
       Total shareholders' equity                                  18,662,906      4,991,778       6,619,087
                                                                 ------------   ------------    ------------
          Total liabilities and shareholders' equity             $ 44,262,480   $ 17,282,181    $ 21,106,000
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

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          Nine Months Ended                  Year Ended
                                                                            September 30                    December 31
                                                                    ----------------------------    ----------------------------
                                                                         2004           2003            2003             2002
                                                                       Audited       Unaudited        Audited          Audited
                                                                       Restated       Restated        Restated         Restated
                                                                    ------------    ------------    ------------    ------------
REVENUES                                                            $ 30,997,070    $ 19,556,412    $ 31,057,877    $  7,914,658

COST OF GOOD SOLD                                                     11,640,973      12,300,517      19,748,263       4,989,797
                                                                    ------------    ------------    ------------    ------------
GROSS PROFIT                                                          19,356,097       7,255,895      11,309,614       2,924,861

OPERATING EXPENSES
  Operating expense                                                    1,538,220         100,926         155,780         225,589
  Selling, general and administrative expenses                         8,848,447       1,171,155       1,983,248         898,507
                                                                    ------------    ------------    ------------    ------------
         Total Operating Expenses                                     10,386,667       1,272,081       2,139,028       1,124,096
                                                                    ------------    ------------    ------------    ------------
INCOME  FROM OPERATIONS                                                8,969,430       5,983,814       9,170,586       1,800,765
                                                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                      2,202,122         829,681       1,607,373         389,253
  Interest expense                                                        (3,086)           (404)           (573)           (118)
  Other income (expense)                                                  25,506             169              --            (933)
  Other income                                                             2,680           4,669          10,375              --
                                                                    ------------    ------------    ------------    ------------
         Total Other Income                                            2,227,222         834,115       1,617,175         388,202
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                      11,196,652       6,817,929      10,787,761       2,188,967

CREDIT (PROVISION) FOR INCOME TAXES                                    4,853,332      (1,200,925)     (1,879,896)       (401,086)
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE MINORITY INTEREST                                       16,049,984       5,617,004       8,907,865       1,787,881

MINORITY INTEREST                                                     12,025,492       2,808,502       4,453,933         893,940
                                                                    ------------    ------------    ------------    ------------
NET INCOME                                                             4,024,492       2,808,502       4,453,932         893,941

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustment                                 17,697         (12,074)        (12,074)          1,544
                                                                    ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                         $  4,042,189    $  2,796,428    $  4,441,858    $    895,485
                                                                    ============    ============    ============    ============
Net income per share - basic and diluted                            $       0.36    $       0.25    $       0.40    $       0.08
                                                                    ============    ============    ============    ============
Weighted average number of shares outstanding - basic and diluted     11,327,720      11,153,669      11,153,669      11,153,669
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

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                            Accumulated
                                                                                               other
                                                                      Unappro-                compre-
                                                         Additional   priated                 hensive      Subscrip-
                                     Number    Common      Paid-in    Retained   Statutory    income         tion
                                   of shares   stock       capital    Earnings    Reserves    (loss)       Receivable     Totals
                                  ----------  ---------  ----------  ----------  ---------  ------------   -----------  -----------
BALANCE, December 31, 2001               100  $      11  $1,333,322  $1,037,829  $ 199,961  $     (3,827)  $  (727,272) $ 1,840,024
  Cash received from
    subscription receivable                                                                                    121,211      121,211
  Foreign currency translation
    adjustments                                                                                    1,544                      1,544
  Minority interest                                        (666,667)   (518,915)   (99,981)                    303,031     (982,532)
  Net income                                                            893,941                                             893,941
  Statutory reserves                                                   (229,508)   229,508
                                  ----------  ---------  ----------  ----------  ---------  ------------   -----------  ------------
BALANCE, December 31, 2002               100         11     666,655   1,183,347    329,488        (2,283)    (303,030)    1,874,188
  Cash received from
    subscription receivable                                                                                   303,030       303,030
  Contributed capital by
    stockholders                                                 11                                                              11
  Foreign currency translation
    adjustments                                                                                  (12,074)                   (12,074)
  Net income                                                          4,453,932                                           4,453,932
  Statutory reserves                                                      4,905     (4,905)
                                  ----------  ---------  ----------  ----------  ---------  ------------   -----------  -----------
BALANCE, December 31, 2003               100         11     666,666   5,642,184    324,583       (14,357)                 6,619,087
  Foreign currency translation
    adjustments                                                                                   17,697                     17,697
  Shares issued in connection
    with recapitalization         12,338,301     12,327     (12,327)
  Issued S-8 stock of 630,000
    shares                           630,000        630   8,001,000                                                       8,001,630
  Net income                                                          4,024,492                                           4,024,492
                                  ----------  ---------  ----------  ----------  ---------  ------------   -----------  -----------
BALANCE, September 30, 2004       12,968,401  $  12,968  $8,655,339  $9,666,676  $ 324,583  $      3,340   $        --  $18,662,906
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

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     Nine Months Ended                 Year Ended
                                                                       September 30                   December 31
                                                              ----------------------------    ----------------------------
                                                                   2004          2003              2003           2002
                                                                 Audited       Unaudited         Audited         Audited
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  4,024,492    $  2,808,502    $  4,453,932    $    893,941
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
      Minority interest                                         12,025,492       2,808,502       4,453,933         893,940
      Depreciation and amortization                                 59,601          64,421         104,306          91,042
      Stock issued for services                                  8,001,630
      Allowance for doubtful accounts                                               23,424         465,422         301,288
  Change in operating assets and liabilities:
    (Increase) decrease in assets:
      Intangible assets                                            227,627          22,150
      Accounts receivable                                       (2,276,391)     (1,150,417)    (15,193,852)     (3,693,119)
      Long-term notes receivable, net                            4,129,841      (9,452,000)
      Amount due from related parties                           (1,257,130)
      Inventories                                               (3,796,099)        927,861       1,121,391      (1,235,177)
      Prepaid expenses                                          (1,458,373)        237,694         166,113        (237,694)
      Other receivables                                           (526,180)        163,075         100,851          57,809
      Other assets                                                                 (55,003)          9,614
    Increase (decrease) in liabilities:
      Accounts payable                                             (70,180)        855,491         538,886       1,534,109
      Other payable                                                551,528
      Customer deposits                                          1,668,249        (295,713)       (526,822)        152,073
      Tax payable                                               (2,961,545)      2,707,905       3,950,365         874,971
                                                              ------------    ------------    ------------    ------------
        Net cash provided by (used in) operating activities     18,342,562        (334,108)       (355,861)       (366,817)
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of intangible asset                                                                                     (40,459)
  Proceeds from sale of fixed assets                               173,123
  Purchase of property and equipment                                (6,825)       (101,099)        (49,544)        (16,213)
                                                              ------------    ------------    ------------    ------------
        Net cash used in investing activities                      166,298        (101,099)        (49,544)        (56,672)
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) on loans payable - related parties           (95,578)        (66,183)       (208,426)        347,179
  Proceeds from notes payable                                                       27,640
  Payments on notes payable                                         (9,282)                         (7,963)
  Increase in minority interest                                                    303,031         303,031
  Proceeds from issuance of common stock                                           303,041         303,041         121,211
                                                              ------------    ------------    ------------    ------------
        Net cash (used in) provided by financing activities       (104,860)        567,529         389,683         468,390
                                                              ------------    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH                                     17,697                         (12,074)          1,544
                                                              ------------    ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                     18,421,697         132,322         (27,796)         46,445
CASH, beginning of period                                           21,165          48,961          48,961           2,516
                                                              ------------    ------------    ------------    ------------
CASH, end of period                                           $ 18,442,862    $    181,283    $     21,165    $     48,961
                                                              ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                                $      3,086    $        404    $        573    $        118
                                                              ============    ============    ============    ============
NON-CASH TRANSACTIONS:

Stock issued for services                                     $  8,001,630    $         --    $         --    $         --
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

On June 30, 2004 ("the Closing  Date") Rim Holdings  Inc., a Nevada  corporation
(Rim) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("Eurofaith), entered a Stock Purchase Agreement (the Eruofaith Stock Purchase Agreement). Pursuant to the Stock purchase agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company ("Starway") from Eurofaith (the "Acquisition"). The purchase price for such stock was $120,000,000 payable by Rim's issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim's common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440 which is 50% of the net book value of Starway as December 31, 2003. On August 26, 2004 this note was converted into 11,153,669 shares post-split of 20 to 1 (223,073,380 pre split). New Solomon Consultants Limited acquired 6.9 million shares of common stock from Eurofaith Holdings upon conversion. The shareholders of New Solomon Consultants Limited are also the shareholders of Eurofaith (see Note 15).

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

NOTES RECEIVABLE

The Company carries its notes receivable at the net present value of the discounted sales price, net of allowance for doubtful accounts.


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

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

REVENUE AND DEFERRED REVENUE RECOGNITION

The Company  recognizes revenue when all four of the following criteria are met:
(1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company's revenue recognition criteria is recorded as deferred revenue.

The Company has two types of contracts for its product sales: energy savings sharing contracts and equipment sales contracts.

(a)  ENERGY SAVINGS SHARING

Under this arrangement, the customers do not need to bear the initial cost of the energy saving equipments. They have to make energy savings sharing contracts with the Company which is entitled to receive a share of the aggregated amount of estimated energy saving within a specified period of the arrangement.

The Company's revenue arising from sales of energy savings equipments and notes receivable under this arrangement are recognized when:

1.   the agreement of energy savings sharing is signed by both parties;
2.   the original estimated cost savings can be ascertained; and
3. the equipment is installed and tested for an average rate of energy savings.

The receipt of each installment made by the customer during the period of the contract will be recognized as the repayments of the outstanding notes receivable when the amount of energy savings can be quantified and agreed by both parties. The excess of original estimated savings stated in the contract will be recognized as the interest income by the Company.

(b)  OUTRIGHT EQUIPMENT SALES

Under this arrangement, the Company's customer has to pay the cost of the energy saving equipments and they can keep all benefits of energy saving to them.

Revenue arising from the sales of the energy saving equipment to customers is recognized when goods are taken to be the point in time when the customer has accepted the goods and the related risks and rewards of ownership. Revenue represents the sales value of goods to customers after allowances for goods returned, excludes value added tax ("VAT") and is after deduction of any trade discounts.


See report of independent registered public accounting firm.

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES AND ORGANIZATION, (CONTINUED)

(b)  OUTRIGHT EQUIPMENT SALES, (CONTINUED)

Under all energy savings contracts, the customer cannot terminate a contract once the contract is signed by both parties and the goods have been tested and delivered and accepted by the customers. There are no product returns permitted. Any default or breach of the terms stated in the contract by the customer can lead to the return of the energy savings equipments to the Company.

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

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109").

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is organized in the British Virgin Islands and the People's Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for years ending September 30 2004 and 2005 and 50% income tax reduction for the years ending September 30, 2006, 2007 and 2008.

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

In accordance with U.S. SEC SAB Topic 4C., the shares on the financial statements and notes to financial statements including per share amounts are presented after applying retroactively to reflect the reverse stock split and the merger acquisition on June 30, 2004.

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

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES RECEIVABLE

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the discounted contract price. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

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

                     CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                     (FORMERLY KNOWN AS RIM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - TAXES PAYABLE, (CONTINUED)

The estimated tax savings for the year ending September 30, 2004 amounted $3,167,613. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.36 to $0.08.

The Value Added Tax (VAT tax) in China is similar to state sales tax charged in the United States on retail goods sold in the US. The VAT tax varies depending upon the product or service being sold.

The VAT tax is not subject to the tax holiday and the Company is required to charge the customer for this amount.

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


NOTE 13 - MINORITY INTEREST, (CONTINUED)

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

On September 16, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at US$12.70 per share. The total shares were valued at $8,001,000 ($12.70 per share), the closing price of the stock at the date the shares were issued. The 630,000 shares are fully vested at the time of issuance.

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

On August 26, 2004, the Company issued 11,153,669 shares of common stock upon conversion of a promissory note held by Eurofaith. Such promissory note was issued by the Company in exchange for shares of Starway (See note 1). No part of the purchase price was represented by borrowed funds. On August 26, 2004. New Solomon Consultants Limited acquired 6.9 million shares of common stock from Eurofaith Holdings upon conversion. This transaction was part of a transaction pursuant to which New Solomon acquired control of the Company. The shareholders of New Solomon Consultants are the shareholders of Eurofaith.

On September 16, 2004, the Company issued 630,000 shares of its Common Stock at $12.70 per share in accordance with the Company's Equity Incentive Plan as described in note 14.

STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS

The laws and regulations of the PRC require that before a wholly owned foreign investment enterprise ("WOFIE") distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve.

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

NOTE 17 - RESTATEMENT

The Company has restated the financial statements for the nine months ended September 30, 2004 and 2003 and the years ended December 31, 2003 and 2002 to restate the earnings per share to reflect the merger acquisition on June 30, 2004. The effect of the restatement on the Company's previously released consolidated statements of income is to reduce earnings per share from $0.51, $0.40, $0.64 and $0.13 for the nine-months ended September 30, 2004 and 2003 and year ended December 31, 2003 and 2002 to $0.36, $0.25, $0.40, and $0.08,
respectively,


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