Form 10QSB/A
period 2004-12-31
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-06-27
CIK 1119601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

                                EXPLANATORY NOTE

     We have amended and restated our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 in order to: (i) correct earnings per share calculations related to the acquisition of Starway; (ii) add disclosure in Note 1 of our financial statements regarding the consideration for the acquisition of Starway; (iii) add disclosure in Note 2 regarding revenue recognition accounting policies; (iv) add disclosure in Note 12 regarding Chinese taxes the Company is subject to; (v) add disclosure in new Note 18 regarding the restatement of the financial statements; (vi) add disclosure in the Management's Discussion and Analysis section regarding the restatement of the financial statements; and
(vii) add and revise disclosure regarding internal controls and procedures. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.

                               INDEX TO FORM 10QSB

                                                                            PAGE
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2004
        and September 30, 2004                                                4

        Consolidated Statements of Income and Other Comprehensive
        Income (Loss) for the Three Months Ended December 31, 2004
        and 2003                                                              5

        Consolidated Statements of Shareholders' Equity
        for the Period Ended December 31, 2004                                6

        Consolidated Statements of Cash Flows for the
        Three Months Ended December 31, 2004 and 2003                         7

        Notes to Financial Statements                                         8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  25

Item 3. Controls and Procedures                                              29


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    30

Item 2. Changes in Securities                                                30

Item 3. Defaults Upon Senior Securities                                      30

Item 4. Submission of Matters to a Vote of Security Holders                  30

Item 5. Other Information                                                    30

Item 6. Exhibits and Reports on Form 8-K                                     31

Signatures                                                                   32

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

                                     ASSETS
                                                             December 31   September 30
                                                                2004           2004
                                                              Unaudited      Audited
                                                              Restated
                                                            ------------   -------------
CURRENT ASSETS:
   Cash                                                     $ 26,826,870   $  18,442,862
   Accounts receivable, trade, net of allowance
      for doubtful accounts of $768,151 as of
      December 31, 2004 and September 30, 2004,
      respectively                                             7,067,840       6,580,525
   Current maturities of notes receivable, net                 3,727,540       3,727,540
   Inventories                                                 4,319,805       4,329,552
   Prepaid expenses                                            1,141,899       1,529,955
   Due from related party                                      1,155,840       1,257,130
                                                            ------------   -------------
      Total current assets                                    44,239,794      35,867,564
                                                            ------------   -------------
PLANT AND EQUIPMENT, net                                         515,549         528,344
                                                            ------------   -------------
OTHER ASSETS:
   Long-term notes receivable, net                             6,310,727       7,087,692
   Other receivables                                             973,668         778,880
                                                            ------------   -------------
      Total other assets                                       7,284,395       7,866,572
                                                            ------------   -------------
         Total assets                                        $52,039,738   $  44,262,480
                                                            ============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $ 2,190,181   $   2,719,554
   Current portion note payable                                    4,584          12,799
   Other payables                                                761,950         551,528
   Customer deposits                                           2,868,711       1,752,216
   Taxes payable                                               2,524,599       1,892,676
                                                            ------------   -------------
      Total current liabilities                                8,350,025       6,928,773
                                                            ------------   -------------
LONG-TERM LIABILITIES:
   Note payable, net                                              12,975           7,895
                                                            ------------   -------------
      Total liabilities                                        8,363,000       6,936,668
                                                            ------------   -------------
MINORITY INTEREST                                             15,286,858      18,662,906
                                                            ------------   -------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 10,000,000
     shares authorized, none issued and outstanding
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 16,792,184 and 12,968,401 shares
     issued and outstanding as of December 31, 2004
     and September 30, 2004, respectively                         16,792          12,968
   Additional paid-in capital                                 20,075,156       8,655,339
   Statutory reserves                                            324,583         324,583
   Deferred compensation                                      (4,554,945)             --
   Retained earnings                                          12,524,954       9,666,676
   Accumulated other comprehensive income                          3,340           3,340
                                                            ------------   -------------
      Total shareholders' equity                              28,389,880      18,662,906
                                                            ------------   -------------
         Total liabilities and shareholders' equity          $52,039,738    $ 44,262,480
                                                            ============   =============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   December 31     December 31
                                                       2004            2003
                                                   ------------    ------------
                                                    Unaudited       Unaudited
                                                     Restated        Restated
                                                   ------------    ------------

REVENUES                                           $ 11,708,690    $ 11,501,465

COST OF GOODS SOLD                                    4,891,408       7,447,746
                                                   ------------    ------------
GROSS PROFIT                                          6,817,282       4,053,719

OPERATING EXPENSES
   Operating expense                                    612,700         812,093
   Selling, general and administrative expenses         971,839          54,854
                                                   ------------    ------------
       Total Operating Expenses                       1,584,539         866,947
                                                   ------------    ------------
INCOME  FROM OPERATIONS                               5,232,743       3,186,772
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                      348,179         777,692
   Interest expense                                        (514)           (169)
   Other income (expense)                                (2,277)             --
   Other income                                              --           5,537
                                                   ------------    ------------
       Total Other Income                               345,388         783,060
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      5,578,131       3,969,832

LESS PROVISION FOR INCOME TAXES                              --         678,971
                                                   ------------    ------------
INCOME BEFORE MINORITY INTEREST                       5,578,131       3,290,861

MINORITY INTEREST                                     2,719,853       1,645,431
                                                   ------------    ------------
NET INCOME                                            2,858,278       1,645,430

OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustment                   --         (13,215)
                                                   ------------    ------------
COMPREHENSIVE INCOME                               $  2,858,278    $  1,632,215
                                                   ============    ============
Net income per share - basic and diluted           $       0.19    $       0.15
                                                   ============    ============
Weighted average number of shares outstanding -
basic and diluted                                    14,881,540      11,153,669
                                                   ============    ============

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2004


                                                                                           Unappro-      Accumulated
                                                 Additional                                priated          other
                           Number      Common     Paid-in      Statutory     Deferred      Retained     comprehensive
                         of shares     stock      capital      Reserves    Compensation    Earnings     income (loss)    Totals
                          Restated    Restated    Restated                   Restated      Restated                     Restated
                         ----------   --------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  September 30, 2003,
    unaudited                   100   $     11  $    666,666   $ 329,489   $              $ 3,996,754   $      (1,142) $ 4,991,778
  Net income                                                                                1,645,430                    1,645,430
  Foreign currency
    translation
    adjustments                                                                                               (13,215)     (13,215)
  Change in
    statutory
    reserves                                                      (4,906)                                                   (4,906)
                         ----------   --------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  December 31, 2003,
    audited                     100         11       666,666     324,583                    5,642,184         (14,357)   6,619,087
  Net income                                                                                4,024,492                    4,024,492
  Foreign currency
    translation
    adjustments                                                                                                17,697       17,697
  Shares issued in
    connection with the
    recapitalization     12,338,301     12,327       (12,327)
  Shares issued for
    employee
    compensation            630,000        630     8,001,000                                                             8,001,630
                         ----------   --------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  September 30, 2004,
    audited              12,968,401     12,968     8,655,339     324,583                    9,666,676           3,340   18,662,906
  Net income                                                                                2,858,278                    2,858,278
  Stock issued for
    the acquisition
    of additional
    investment in
    Starway Management
    Limited               3,346,100      3,346     6,092,555                                                             6,095,901
  Stock issued for
    services                477,683        478     5,327,262                 (4,554,945)                                   772,795
                         ----------   --------   -----------   ---------   ------------   -----------   -------------  -----------
BALANCE,
  December 31, 2004,
    unaudited            16,792,184   $ 16,792   $20,075,156   $ 324,583   $ (4,554,945)  $12,524,954   $       3,340  $28,389,880
                         ==========   ========   ===========   =========   ============   ===========   =============  ===========

            See accompanying notes to condensed financial statements.

             CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                December 31     December 31
                                                                    2004            2003
                                                               ------------    ------------
                                                                 Unaudited       Unaudited
                                                                 Restated
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  2,858,278     $ 1,645,430
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority interest income                                   2,719,853       1,641,673
       Depreciation and amortization                                 15,808          44,705
       Decrease in statutory reserve                                                 (4,910)
       Stock issued for services                                    772,795
   Change in operating assets and liabilities:
     (Increase) decrease in assets:
       Intangible assets                                                              6,050
       Accounts receivable                                         (487,315)     (1,755,491)
       Long-term notes receivable - Current Portion, net                            (70,189)
       Long-term notes receivable, net                              776,965      (2,300,333)
       Amount due from related parties                              101,290
       Inventories                                                    9,747         193,530
       Prepaid expenses                                             388,056         (71,582)
       Other receivables                                           (194,788)        (62,224)
       Other assets                                                                  64,617
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                       (529,373)       (316,603)
       Other payable                                                210,422
       Customer deposits                                          1,116,495        (231,109)
       Tax payable                                                  631,923       1,242,460
                                                               ------------    ------------
         Net cash provided by (used in) operating activities      8,390,156          26,024
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                             (3,013)        (33,020)
                                                               ------------    ------------
        Net cash used in investing activities                        (3,013)        (33,020)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on loans payable - related parties                          (142,243)
   Proceeds from notes payable                                       (8,215)         12,536
   Payments on notes payable                                          5,080         (10,200)
                                                               ------------    ------------
        Net cash (used in) provided by financing activities          (3,135)       (139,907)
                                                               ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH                                                     (13,215)
                                                               ------------    ------------
INCREASE (DECREASE) IN CASH                                       8,384,008        (160,118)

CASH, beginning of period                                        18,442,862         181,283
                                                               ------------    ------------
CASH, end of period                                            $ 26,826,870    $     21,165
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense                                 $        514    $        169
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

On June 30, 2004 ("the Closing  Date") Rim Holdings  Inc., a Nevada  corporation
(Rim) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation ("Eurofaith), entered a Stock Purchase Agreement (the Eurofaith Stock Purchase Agreement). Pursuant to the Stock purchase agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company ("Starway") from Eurofaith (the "Acquisition"). The purchase price for such stock was $120,000,000 payable by Rim's issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim's common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440, which is 50% of the net book value of Starway as December 31, 2003. On August 26, 2004 this note was converted into 11,153,669 shares post-split of 20 to 1 (223,073,380 pre split). New Solomon Consultants Limited acquired 6.9 million shares of common stock from Eurofaith Holdings upon conversion. The shareholders of New Solomon Consultants Limited are also the shareholders of Eurofaith (see Note 15).

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

REVENUE AND DEFERRED REVENUE RECOGNITION

The Company  recognizes revenue when all four of the following criteria are met:
(1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

REVENUE AND DEFERRED REVENUE RECOGNITION, (CONTINUED)

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

approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for the year ending September 30, 2005 and 50% income tax reduction for years ending September 30, 2006, 2007 and 2008.

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

The Company's operations may be adversely affected by significant political, economic and social uncertainties in China. Although the Chinese government has pursued economic reform policies in the past, there is no assurance that the Chinese government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES, (CONTINUED)

CONCENTRATIONS AND CREDIT RISKS, (CONTINUED)

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

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES (CONTINUED)

The condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the period ended September 30, 2004 and notes thereto included in the Company's Form 10-KSB/A Amendment No. 2, dated June 15, 2005.

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


NOTE 5 - NOTES RECEIVABLE, (CONTINUED)

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


NOTE 8 - PLANT AND EQUIPMENT, (CONTINUED)

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
                                                ===========   ===========

The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for years ending September 30, 2005 and 50% income tax reduction for the years ending September 30, 2006, 2007 and 2008.

The estimated tax savings for the three months ending December 31, 2004 amounted $1,198,254. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.19 to $0.11.

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES, (CONTINUED)

OPERATING LEASES, (CONTINUED)

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


NOTE 15 - EQUITY INCENTIVE PLAN, (CONTINUED)

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

NOTE 16 - SHAREHOLDERS' EQUITY

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


NOTE 16 - SHAREHOLDERS' EQUITY, (CONTINUED)

STOCK ISSUANCES, (CONTINUED)

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

The Company acquired the 35% interest in Starway by issuing a total of 7,807,569 shares of common stock of the Company. The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company's Current Report on Form 8-K filed on June 30, 2004 and November 18, 2004 respectively. The closing of the Acquisition (the "Closing") occurred on

                      CHINA ENERGY SAVINGS TECHNOLOGY, INC.
                                AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SUBSEQUENT EVENT, (CONTINUED)

February  1,  2005  (the  "Closing  Date").   The  sole  consideration  for  the
Acquisition is common stock of the Company.

NOTE 18 - RESTATEMENT

The Company has restated the financial statements for the period ending December 31, 2004 in order to include information regarding the stock issuance of 470,000 shares in the amount of $5,256,000 to consultants and other service providers which is further disclosed in note 15 to the financial statements. The effect of the restatement on the Company's previously released consolidated statements of income is a reduction of net income of $772,795 for the three months ended December 31, 2004. The effect on earnings per share is to reduce earnings per share from $0.25 as previously reported to $0.19.

The Company has also restated the financial statements for the period ending December 31, 2003 in order to restate the earnings per share to reflect the merger acquisition on June 30, 2004. Earnings per share have been reduced from $0.24 as previously reported to $0.15.

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

RESTATEMENT

The Company has restated the financial statements for the period ending December 31, 2004 in order to include information regarding the stock issuance of 470,000 shares in the amount of $5,256,000 to consultants and other service providers which is further disclosed in note 15 to the financial statements. The effect of the restatement on the Company's previously released consolidated statements of income is a reduction of net income of $772,795 for the three months ended December 31, 2004. The effect on earnings per share is to reduce earnings per share from $0.25 as previously reported to $0.19.

The Company has also restated the financial statements for the period ending December 31, 2003 in order to restated the earnings per share to reflect the merger acquisition on June 30, 2004. Earnings per share has been reduced from $0.24 as previously reported to $0.15.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-QSB for the fiscal quarter ended December 31, 2004 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

In March, 2005, the Company's management and the Audit Committee of the Company's Board of Directors concluded that the Company needed to restate certain of the Company's financial statements to correct errors to include information regarding stock issuances to consultants and other service providers that are more accurately reflected and accounted for in such quarter's Quarterly Report. Such stock issuances are reflected as additional expenses as more fully set forth in this report.

The above restatements are described in more detail in Note 18 to the condensed consolidated financial statements included in this Form 10-QSB/A.

Controls over financial reporting of expenses related to stock issuances are within the scope of internal controls. Therefore, management has concluded that there were material weaknesses in the Company's internal controls, as defined by the Public Company Accounting Oversight Board. The Company expects that the material weakness related to the issues described above will be remediated as a result of processes that have been implemented subsequent to December 31, 2004.

In connection with the filing of this Form 10-QSB/A, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has
re-evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Because of the issues discussed above, the Company's Chief Executive Officer and Chief Financial Officer have now concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

The Company implemented additional processes that are designed to prevent errors that caused the restatement as described in more detain in Note 18 to the condensed consolidated financial statements included in this Form 10-QSB/A. There were no other changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the "reasonable assurance" level.


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
