Form 10QSB
period 2005-06-30
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-08-22
CIK 1119601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Common Stock Outstanding as of August 18, 2005:  24,699,753 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA ENERGY SAVINGS TECHNOLOGY, INC.

TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND SEPTEMBER 30, 2004

ASSETS

	June 30	September 30
	2005	2004
	Unaudited	Audited
CURRENT ASSETS:
Cash	$24,549,115	$18,442,862
Accounts receivable, trade, net of allowance for doubtful accounts of $768,151 and $768,151 as of June 30, 2005 and September 30, 2004, respectively	4,143,865	6,580,525
Current maturities of notes receivable, net	6,623,302	3,727,540
Inventories	4,720,607	4,329,552
Prepaid expenses	3,397,159	1,529,955
Due from related parties	482,890	1,257,130
Total current assets	43,916,938	35,867,564

PLANT AND EQUIPMENT, net	481,567	528,344

OTHER ASSETS:
Long-term loan receivable	1,746,514	–
Long-term notes receivable, net	17,378,353	7,087,692
Other receivables	337,488	778,880
Total other assets	19,462,355	7,866,572
Total assets	$63,860,860	$44,262,480

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,426,932	$2,719,554
Current portion of note payable	12,974	12,799
Other payables	248,384	551,528
Customer deposits	3,198,318	1,752,216
Taxes payable	3,876,480	1,892,676
Total current liabilities	8,763,088	6,928,773

LONG-TERM LIABILITIES:
Note payable, net	1,173	7,895

Total liabilities	8,764,261	6,936,668

MINORITY INTEREST	–	18,662,906

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,699,753 and 12,968,401 shares issued and outstanding as of June 30, 2005 and September 30, 2004, respectively	24,700	12,968
Additional paid-in capital	37,068,134	8,655,339
Statutory reserves	324,583	324,583
Deferred compensation	(4,750,434)	–
Retained earnings	22,426,276	9,666,676
Accumulated other comprehensive income	3,340	3,340
Total shareholders' equity	55,096,599	18,662,906
Total liabilities and shareholders' equity	$63,860,860	$44,262,480

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$9,594,188	$13,739,415	$32,478,495	$34,059,622

COST OF GOOD SOLD	4,397,104	4,780,495	13,542,634	15,463,123

GROSS PROFIT	5,197,084	8,958,920	18,935,861	18,596,499

OPERATING EXPENSES
Operating expense	465,751	238,399	1,745,966	1,398,088
Selling, general and administrative expenses	662,237	352,622	2,170,174	577,030
Total operating expenses	1,127,988	591,021	3,916,140	1,975,118

INCOME FROM OPERATIONS	4,069,096	8,367,899	15,019,721	16,621,381

OTHER INCOME (EXPENSE)
Interest income	434,347	170	1,174,568	777,862
Interest expense	(194)	(65,507)	3,569	(65,676)
Other expense	(8)	(172,611)	(2,890)	(176,288)
Other income	1,167	3,584	1,816	9,121
Total other income (expense)	435,312	(234,364)	1,177,063	545,019

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4,504,408	8,133,535	16,196,784	17,166,400

LESS PROVISION FOR INCOME TAXES	–	–	–	(678,971)

INCOME BEFORE MINORITY INTEREST	4,504,408	8,133,535	16,196,784	16,487,429

MINORITY INTEREST	–	4,089,008	3,437,184	8,265,955

NET INCOME	4,504,408	4,044,527	12,759,600	8,221,474

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	–	7,355	–	6,855
COMPREHENSIVE INCOME	$4,504,408	$4,051,882	$12,759,600	$8,228,329

Net income per share - basic and diluted	$0.18	$0.23	$0.62	$0.46

Weighted average number of shares outstanding - basic and diluted	24,683,269	17,740,967	20,454,285	17,740,967

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

							Accumulated
			Additional			Unappropriated	other
	Number	Common	Paid-in	Statutory	Deferred	retained	comprehensive
	of shares	stock	capital	reserves	compensation	earnings	income (loss)	Totals

BALANCE, September 30, 2003, unaudited	100	$11	$666,666	$329,489	$–	$3,996,754	$(1,142)	$4,991,778
Net income						8,221,474		8,221,474
Foreign currency translation adjustments							6,855	6,855
Change in statutory reserves				(4,906)				(4,906)
BALANCE, June 30, 2004, unaudited	100	11	666,666	324,583	–	12,218,228	5,713	13,215,201
Net income						(2,551,552)		(2,551,552)
Foreign currency translation adjustments							(2,373)	(2,373)
Shares issued in connection with the recapitalization	12,338,301	12,327	(12,327)					–
Shares issued for employee compensation	630,000	630	8,001,000					8,001,630
BALANCE, September 30, 2004, audited	12,968,401	12,968	8,655,339	324,583	–	9,666,676	3,340	18,662,906
Net income						12,759,600		12,759,600
Stock issued for the acquisition of additional 15%investment in Starway Management Limited	3,346,100	3,346	6,092,555					6,095,901
Stock issued for the acquisition of the 35%investment in Starway Management Limited	7,807,569	7,808	15,996,381					16,004,189
Stock issued for services	577,683	578	6,323,859		(4,750,434)			1,574,003
BALANCE, June 30, 2005, unaudited	24,699,753	$24,700	$37,068,134	$324,583	$(4,750,434)	$22,426,276	$3,340	$55,096,599

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	June 30	June 30
	2005	2004
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,759,600	$8,221,474
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest income	3,437,184	8,265,955
Depreciation and amortization	50,650	124,437
Stock issued for services	1,574,003	–
Loss on disposal of equipment	–	196,443
Beneficial conversion interest expense	–	64,480
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,436,660	(3,034,133)
Long-term notes receivable	(13,186,423)	(2,125,876)
Amount due from related parties	774,240	(96,371)
Inventories	(391,055)	(779,454)
Prepaid expenses	(1,867,204)	(628,345)
Other receivables	441,392	190,476
Other assets	–	64,617
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,292,622)	(1,850,427)
Other payable	(303,144)	–
Customer deposits	1,446,102	636,009
Tax payable	1,983,804	(2,483,862)
Net cash provided by operating activities	7,863,187	6,765,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on long-term loan receivable	(1,746,514)	–
Purchase of equipment	(3,873)	(64,027)
Net cash used in investing activities	(1,750,387)	(64,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	–	3,264,268
Proceeds from notes payable	175	977,788
Payments on notes payable	(6,722)	(15,554)
Net cash (used in) provided by financing activities	(6,547)	4,226,502

EFFECT OF EXCHANGE RATE ON CASH	–	5,709

INCREASE IN CASH	6,106,253	10,933,607

CASH, beginning of period	18,442,862	181,283

CASH, end of period	$24,549,115	$11,114,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$–	$855

NON-CASH TRANSACTIONS:
Stock issued to acquire additional interest in Starway Management Limited	$22,100,090	$–

Stock issued for services	$6,324,437	$–

Convertible note payable	$–	$6,633,440

The accompanying notes are an integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Organization

On August 23, 2004, China Energy Savings Technology, Inc. (the Company) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

On June 30, 2004 (“the Closing Date”) Rim Holdings Inc., a Nevada corporation (Rim) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation (“Eurofaith), entered a Stock Purchase Agreement (the Eurofaith Stock Purchase Agreement). Pursuant to the Stock purchase agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company (“Starway”) from Eurofaith (the “Acquisition”). The purchase price for such stock was $120,000,000 payable by Rim’s issuance of a convertible promissory note on the Closing Date. The note may be convertible into 223,073,380 shares of the Rim’s common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440, which is 50% of the net book value of Starway as December 31, 2003. On August 26, 2004 this note was converted into 11,153,669 shares post-split of 20 to 1 (223,073,380 pre split). New Solomon Consultants Limited acquired 6.9 million shares of common stock from Eurofaith Holdings upon conversion.

Immediately after the closing of this transaction, Rim redeemed 1,000,000 shares pre-split shares (50,000 shares post-split) of its common stock from Christina M. Strauch in exchange for all of the shares of Rimmer Computer, Inc., an Arizona corporation (“Rimmer”). The following is a summary of the shares issued due to the recapitalization:

No. of Shares
Issued

Shares issued to current stock holders in connection with recapitalization	1,234,632
Shares issued to Eurofaith due to note conversion	11,153,669
Shares redeemed from Christina Strauch	(50,000)
Net shares issued due to recapitalization	12,338,301

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, (continued)

Organization (continued)

Starway Management Limited’s financial statements will be the historical financial statements of the Company and its subsidiaries Shenzhen Dicken Industrial Development Limited and Shenzhen Dicken Technology Development Limited. The financial statements have been restated to reflect the recapitalization as if the transaction happened as of January 1, 2002.

On November 17, 2004, the Company acquired an additional 15% of Starway Management Limited to bring its stock ownership to 65% as of December 31, 2004, as further described in note 16. On February 1, 2005, the Company acquired the remaining 35% of Starway Management Limited, as described in note 17, and Starway Management Limited became a wholly owned subsidiary of the Company at that time.

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People’s Republic of China on November 20, 1996 (SDID), which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People’s Republic of China on November 9, 1999 (SDTD). In 2003, Eurofaith, the shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

Activities

Starway, through its two subsidiaries SDTD and SDID, is a People’s Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company, through its subsidiaries, mainly sells their products within the People’s Republic of China.

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

Notes Receivable

The Company carries its notes receivable at the net present value of the notes, net of allowance for doubtful accounts. The Company uses the best lending rate in China as of the quarter ending in determining the net present value of notes receivable outstanding on energy savings sharing contracts at the time the contract was entered into. In accordance with APBO 21, Interest on Receivables and Payables, the Company believes that using this rate reflects what a company would be charged on this type of transaction if the funds were borrowed from an independent lender. The interest rates used to discount the notes receivable are reviewed on a monthly basis compared to the current market rates to determine if the rates used are still applicable. The interest rates used in determining this discount may change if the Company determines that a permanent decline in interest rates has occurred.

Allowance for Doubtful Accounts

The Company reviews its accounts and notes receivable on a monthly basis to determine if the allowance for bad debts is sufficient. As of June 30, 2005 and September 30, 2004, the allowance for doubtful accounts amounted to $768,151 and $768,151, respectively.

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

Impairment of Long-Lived Assets

Per SFAS No. 144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets are determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are then adjusted to their fair values.

Revenue and Deferred Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence has been received that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. The Company follows the provisions of SAB No. 104 which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Any amounts received prior to satisfying the Company’s revenue recognition criteria is recorded as deferred revenue.

The Company has two types of contracts for its product sales: energy savings sharing contracts and equipment sales contracts.

(a)	Energy savings sharing

Under this arrangement, the customers do not need to bear the initial cost of the energy saving equipments. Instead, they sign energy savings sharing contracts with the Company. Pursuant to these contracts, the Company is entitled to receive a share of the aggregated amount of estimated energy saving within a specified period of the arrangement.

The Company’s revenue arising from sales of energy savings equipments and notes receivable under this arrangement is recognized when:

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

The receipt of each installment made by the customer during the period of the contract will be recognized as the repayments of the outstanding notes receivable when the amount of energy savings can be quantified and agreed upon by both parties. The excess amount received of the original estimated savings stated in the contract will be recognized as interest income by the Company.

(b)	Outright equipment sales

Under this arrangement, the Company’s customer has to pay the cost of the energy saving equipments and they can keep all benefits of their energy savings.

Revenue arising from the sales of the energy saving equipment to customers is recognized when the goods are taken and accepted by the customer and the customer assumes all the related risks and rewards of ownership. Revenue represents the sales value of goods to customers after allowances for goods returned, excludes value added tax (“VAT”) and is after deduction of any trade discounts.

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant.

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

The fair value of short-term and long-term notes receivable are determined by using a discounted cash flow analysis based on the best lending rate in China. At June 30, 2005 and September 30, 2004, the carrying value of these notes approximated at their fair value.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There are no differences between Basic and Diluted EPS for the periods ended June 30, 2005 and 2004.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Earnings Per Share (continued)

On February 1, 2005, the Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as “Meditech Group Company Limited”). However, management of the Company then learned that the stock sale between Sky Beyond and Golden Resorts Group Limited was subject to approval by the shareholders of Golden Resorts. On July 28, 2005, the shareholders of Golden Resorts approved the sale of the Starway interest to Sky Beyond. In the financial statements of the Company as of March 31, 2005, the Company took a conservative approach in reflecting the acquisition of Starway and did not record the additional earnings and additional paid in capital attributed to the acquisition. Since the transaction has been approved, the Company has reflected the earnings and additional paid in capital from February 1, 2005 in the financial statements of June 30, 2005. The financial statements contained in the 10-QSB for the quarter ending March 31, 2005 will be amended to reflect the acquisition as being completed.

Concentrations and Credit Risks

For the period ended June 30, 2005 and 2004, 100% of the Company’s sales were to companies located in the PRC. At June 30, 2005 and September 30, 2004 all of the Company’s assets were located in the PRC.

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

Cash in Bank Accounts

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. The total cash balance in state-owned banks at June 30, 2005 and September 30, 2004 amounted to $24,454,208 and $18,269,919, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Note 3 - Consolidated financial statements and condensed footnotes, (continued)

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

The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the period ended September 30, 2004 and notes thereto included in the Company’s Form 10-KSB/A, dated June 27, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the three months and nine months ended June 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Accounts receivable

Accounts receivable as of June 30, 2005 and September 30, 2004 consisted of the following:

	June 30	September 30,
	2005	2004

Accounts receivable	$4,912,016	$7,348,676
Less: allowance for doubtful accounts	768,151	768,151
Totals	$4,143,865	$6,580,525

Note 5 - Notes receivable

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the notes. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

	June 30,	September 30,
	2005	2004

Notes receivable	$24,001,655	$10,815,232
Less:
Current portion of notes receivable	6,623,302	3,727,540
Totals	$17,378,353	$7,087,692

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes receivable, (continued)

The following table represents as of June 30, 2005 the estimated principal collections on notes receivable:

Period Ending June 30,	Amount

2006	$6,623,302
2007	6,059,762
2008	4,465,387
2009	4,030,036
2010	2,823,168

Note 6 - Inventories

Inventories as of June 30, 2005 and September 30, 2004 consisted of the following:

	June 30,	September 30,
	2005	2004

Raw materials	$1,484,949	$1,013,976
Work in progress	995,959	869,059
Finished goods	2,239,699	2,446,517
Totals	$4,720,607	$4,329,552

Note 7 - Prepaid expenses

Prepaid expenses at June 30, 2005 and September 30, 2004 amounted to $3,397,159 and $1,529,955, respectively. Prepaid expenses represent advances to suppliers on inventory purchases.

Note 8 - Plant and equipment

Plant and equipment as of June 30, 2005 and September 30, 2004 are summarized as follows:

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Plant and equipment, (continued)

	June 30,	September 30,
	2005	2004

Building	$410,125	$409,888
Office equipment	84,022	80,100
Furniture and fixtures	41,597	41,574
Plant, machinery and equipment	80,173	80,126
Vehicle	148,672	148,586
Total	764,589	760,274
Less: accumulated depreciation	283,022	231,930
Plant and equipment, net	$481,567	$528,344

Depreciation expense for the nine months ending June 30, 2005 and 2004 amounted to $46,518 and $70,309, respectively.

Note 9 - Long-term loan receivable

The long-term loan receivable as of June 30, 2005 amounted to $1,746,514. This amount represents a loan made to a third party in China.  The purpose of this loan was for investing purposes only in order earn a higher rate of return on the Company’s money. The loan bears interest at a monthly interest rate of 0.52%, or an annual rate at 6.24%, and is due on March 31, 2006.  The loan is personally guaranteed by certain board members of SDID.

Note 10 - Notes payable, net

Long-term obligations consisted of the following:

Note payable to finance company, secured by automobile, interest at 5.44% per annum. Monthly payments of $1,067 due through April 2006	$14,147
Less current maturities	12,974
Total	$1,173

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Notes payable, net, (continued)

Principal payments for the next five years are as follows:

Year Ending June 30,
2005	$12,974
2006	1,173

Note 11 - Related party transactions

As of June 30, 2005 and September 30, 2004, the amount due from related parties were $482,890 and $1,257,130, respectively. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company’s behalf from the customers and those payments had not been repaid to the Company by June 30, 2005 and September 30, 2004. These amounts are unsecured, interest free and have no fixed terms of repayment.

Note 12 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts in customer deposits, which amounted to $3,198,318 and $1,752,216 as of June 30, 2005 and September 30, 2004, respectively.

Note 13 - Taxes payable

Taxes Payable

Taxes payable at June 30, 2005 and September 30, 2004 consist of the following:

	June 30,	September 30,
	2005	2004

Urban maintenance and construction tax	$36,701	$21,104
Education tax	–	1,058
Others	5,558	–
Value added tax	3,834,221	1,870,514
Totals	$3,876,480	$1,892,676

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Taxes payable, (continued)

Provision for Income Taxes

The credit (provision) for income taxes consisted of the following:

	Nine months ended
	June 30,
	2005	2004

Provision for China income taxes	$–	$(678,971)
Total provision for income taxes	$–	$(678,971)

The following table reconciles the U.S. Statutory rates to the Company’s effective tax rate:
	June 30
	2005	2004

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	–	17.0
Totals	–%	17.0%

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

The estimated tax savings for the nine months ending June 30, 2005 amounted $2,739,858. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.62 to $0.49.

The Company has a net operating loss carry forward of $8,001,000 for U.S. income tax purposes that will expire during the year 2025. The Company has recorded a valuation allowance for the entire amount of the loss carry forward. Since the Company’s main operations are located in the PRC, any income subject to U.S. income taxes will be dependent upon the Company having operations in the U.S. or other U.S. taxable events will have to occur. Since the Company is not sure at this time that the Company will be able utilize the tax benefits of this operating loss, management has decided to record a valuation allowance for the entire amount of the operating loss.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Taxes payable, (continued)

Income Tax Refund

In the beginning of 2004, Shenzhen Dicken Industrial Development Limited became a wholly owned foreign enterprise. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for years ending September 30, 2004 and 2005 and 50% income tax reduction for the years ending September 30, 2006, 2007 and 2008.

In addition, the Company is doing business in a special economic zone. In order to encourage the companies to do business in this high technology economic zone, the local Chinese tax authority granted a one-time waiver to waive the previously accrued tax accumulated prior to January 1, 2004 in the amount of $4,854,221, which consisted of the following:

Amount

Urban Maintenance and construction tax	$21,584
Education tax	74,108
Enterprise income tax	2,281,467
Value added tax	2,477,062
Total	$4,854,221

The Company has treated the waiver of the VAT tax as a reduction of income tax expense since this was a unique situation as the local Chinese tax authority granted a one-time waiver for all accrued accumulated taxes prior to January 1, 2004. The Company believes that the presentation of this transaction in the financial statements was the most conservative approach. The Company believes that recording the refund of the VAT tax of $2,477,062 as an addition to gross revenues would distort the Company’s gross profit and thus be misleading as to the actual results of the Company.

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

Total rent expense for the nine months ended June 30, 2005 and 2004 amounted to $92,261 and $101,316, respectively.

As of June 30, 2005, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

Period Ending June 30,	Amount

2006	$58,000
2007	58,000
2008	58,000
2009	58,000
Thereafter	–

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

On September 16, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at US$12.70 per share. The total shares were valued at $8,001,000 ($12.70 per share), the closing price of the stock at the date the shares were issued. The stock is fully vested.

The Company accounts for its employee stock option grants in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees. As of September 30, 2004, total stock based compensation expense recorded in the accompanying income statement amounted to $7,874,000.

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

On April 15, 2005, the Company issued 100,000 shares to non-employee consultants and an employee of its common stock at US$10.00 for services performed. The total shares were valued at $996,697.

Note 16 - Shareholders’ equity

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

The Company acquired the 15% interest in Starway by issuing a total of 3,346,100 shares of common stock of the Company. The amount of consideration given by the Company for the acquisition was determined with reference to the acquisition of shares of Starway capital stock as reported in the Company's Current Report on Form 8-K filed on June 30, 2004. The closing of the Acquisition (the “Closing”) occurred on November 17, 2004 (the “Closing Date”). The sole consideration for the Acquisition is common stock of the Company.

In accordance with SFAS 141, the Company is required to record the acquisition of the minority interest in accordance with purchase accounting. However, entities that are under common control are required to record the acquisition of the assets and liabilities transferred at their carrying amounts. Due to the common majority ownership in the Company and Eurofaith, the Company and Eurofaith are deemed to be under common control in accordance with SAB No. 47. Due to the common control element in accordance with SFAS 141 the Company has recorded the 15% acquisition from Eurofaith at historical cost value of $6,095,901.

During November and December 2004, the Company issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Shareholders’ equity, (continued)

Stock Issuances (continued)

The Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) on February 1, 2005 by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as “Meditech Group Company Limited”). The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company's Form 8-K filed on June 30, 2004 and November 18, 2004, respectively. The closing of the Acquisition (the “closing”) occurred on February 1, 2005 and the Company owns 100% of Starway after the Acquisition, see note 17.

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock that is authorized. As of June 30, 2005, there is no preferred stock issued and outstanding.

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

Note 17 - Acquisition of minority interest

At September 30, 2004, minority interest represented the outside shareholder’s 50% ownership of the common stock of Starway Management Limited. Due to common control over the entities the financial statements of the Company have been restated to reflect the minority’s shareholder’s interest as if the transaction was effective January 1, 2003. In November 2004, the Company acquired an additional 15% in Starway.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Acquisition of minority interest, (continued)

On February 1, 2005, The Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) by issuing a total of 7,807,569 shares of common stock of the Company. On February 2, 2005, the Company was instructed by Sky Beyond to reissue the 7,807,569 shares to New Solomon Consultants Limited (6,050,000 shares) and Sky Beyond (1,757,569 shares).

As of February 2, 2005, New Solomon was holding 16,005,134 shares representing approximately 65% of the outstanding shares of CESV.

Since New Solomon Consultants Limited ultimately gained control over an additional 6,050,000 shares, the Company has recorded this acquisition, in accordance with SFAS No. 141 “Business Combinations”, as entities under common control and a transfer of net assets and not as a purchase recorded at fair value. As a result, no goodwill has been recorded on the financial statements of the Company. The Company believes that this is a conservative approach and better reflects the substance of the acquisition.

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141, which assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements. The pro forma combined results of operations for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$9,594,188	$13,739,415	$32,478,495	$34,059,622

Net income before minority interest	$4,504,408	$8,133,535	$16,196,784	$16,487,429

Net income per share - basic and diluted	$0.18	$0.36	$0.66	$0.74

Weighted average number of shares - basic and diluted	24,683,269	22,307,339	24,572,563	22,307,339

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China Energy Savings Technology, Inc. is referred to herein as the “Company”, “we” or “our.” The words or phrases “would be,”“will allow,”“intends to,”“will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources.” Statements made herein are as of the date of the filing of this Form 10−QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. As of December 31, 2004, we owned a 65% interest in Starway Management Limited, a British Virgin Islands corporation (“Starway”) which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited (“SDID”), a company incorporated in the People's Republic of China on November 20, 1996 which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited (“SDTD”), a company incorporated in the People's Republic of China on November 9, 1999. Subsequently, in February 2005, we acquired all of the remaining 35% interest in Starway from Sky Beyond Investments Limited (“Sky Beyond”) bringing our total ownership of Starway to 100%. Starway's subsidiaries, SDID and SDTD, develop, market, distribute and manufacture energy saving products for use in commercial and industrial settings in China.

As discussed more fully in Part II, Item 5 below and in Notes 2 and 17 of the Condensed Notes to the Consolidated Financial Statements, the dispute previously reported regarding the Company’s February 2005 acquisition of the remaining 35% interest in Starway has been resolved. Thus, the Company wholly owns Starway, and the Company’s financial statements are fully consolidated with those of Starway and its subsidiaries.

RESULTS OF OPERATIONS

General results of operations for the three months ended June 30, 2004 and June 30, 2005 and for the nine months ended June 30, 2004 and June 30, 2005 are summarized as follows:

Three Months Ended June 30	2005	2004	Change

Revenues	$9,594,188	$13,739,415	-30%
Cost of goods sold	4,397,104	4,780,495	-8%
Gross profit	5,197,084	8,958,920	-42%
Operating expenses	1,127,988	591,021	91%
Operating profit	4,069,096	8,367,899	-51%
Other income/(expense)	435,312	(234,364)	286%
Income before income taxes and minority interest	4,504,408	8,133,535	-45%
Net income (after minority interest)	$4,504,408	$4,044,527	11%

Nine Months Ended June 30	2005	2004	Change

Revenues	$32,478,495	$34,059,622	-5%
Cost of goods sold	13,542,634	15,463,123	-12%
Gross profit	18,935,861	18,596,499	2%
Operating expenses	3,916,140	1,975,118	98%
Operating profit	15,019,721	16,621,381	-10%
Other income	1,177,063	545,019	116%
Income before income taxes and minority interest	16,196,784	17,166,400	-6%
Net income (after minority interest and taxes)	$12,759,600	$8,221,474	55%

The key financial ratios for the three months ended June 30, 2004 and June 30, 2005 and nine months ended June 30, 2004 and June 30, 2005 are as follows:

Three Months Ended June 30	2005	2004

Gross profit margin	54%	65%
Net profit margin before minority interest and taxes	47%	59%
Current ratio	5.0 times	3.0 times
Quick ratio	4.4 times	3.0 times

Nine Months Ended June 30	2005	2004

Gross profit margin	58%	55%
Net profit margin before minority interest and taxes	50%	50%
Current ratio	5.0 times	3.0 times
Quick ratio	4.4 times	3.0 times

REVENUES

Consolidated revenues decreased by $4,145,227, or approximately 30%, from $13,739,415 for the three months ended June 30, 2004 to $9,594,188 for the three months ended June 30, 2005. The 30% decrease was a result of decrease in sales volume of our energy savings products. This decrease was composed of a $2,091,364 reduction in revenues, a write-off for the six months ended June 30, 2005, which was caused by our discounting of our notes receivable at June 30, 2005 in accordance with our revenue recognition policy. In addition, the decrease in revenues was due to a longer production cycle and lower unit sales price of energy savings equipment under our energy savings profit sharing contracts during 2005 as compared to more outright equipment sales for the three months ended June 30, 2004.

Consolidated revenues decreased by $1,581,127, or approximately 5%, from $34,059,622 for the nine months ended June 30, 2004 to $32,478,495 for the nine months ended June 30, 2005. This decrease was a direct result of the $2,091,364 reduction in our notes received as described above coupled with an increase in revenues of approximately $509,000. The decrease in revenues reflects the decrease of sales volume of our outright sales of energy savings equipment from 2004 to 2005 as compared to an increase in sales of energy savings equipment under energy savings profit sharing contracts for the nine months ended June 30, 2005.  The gross margin in outright sales, which accounts for the total revenues for the year 2004, was recorded with a booking upfront whilst the gross margin for the energy savings sharing contracts, which accounts for the majority of revenues for the year 2005, will be collected over five to seven years of contract life, which ensures a higher (at least three times) rate of income return.  However, our management expects that revenue will continue to grow in 2005 because of our marketing and sales efforts and the growing demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to the growing demand, a lack of strong competitive products and increasing profit. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and the endorsement of the local governments. Price of products for outright sales is 25% higher than that of products for energy savings sharing contracts on average.  Management hopes to continue to increase our market share in China.

COST OF GOODS SOLD

Consolidated costs of goods sold decreased by $383,391, or approximately 8%, from $4,780,495 for the three months ended June 30, 2004 to $4,397,104 for the three months ended June 30, 2005. The 8% decrease was a result of better control over production costs and a decrease in raw material costs during the period.

Consolidated costs of goods sold decreased by $1,920,489, or approximately 12%, from $15,463,123 for the nine months ended June 30, 2004 to $13,542,634 for the nine months ended June 30, 2005. The decrease in cost of goods sold is a result of better control over production costs and increased efficiency in our labor force. Moreover, the cost of materials such as chipsets and other hardware used in the production of our products has decreased substantially. Such a decrease is expected to continue in the short term but we expect it to be minimized in the future.

GROSS PROFIT

Consolidated gross profit decreased by $3,761,836, or approximately 42%, from $8,958,920 for the three months ended June 30, 2004 to $5,197,084 for the three months ended June 30, 2005. Gross profit as a percentage of sales decreased from approximately 65% for the three months ended June 30, 2004 to 54% for the three months ended June 30, 2005. The decrease in gross profit was a result of a charge of $2,091,364 against the revenue for the quarter ended June 30, 2005 and notes receivable as of June 30, 2005, which represents a discount of the notes receivable as of June 30, 2005.  Moreover, as the average unit price of our outright sales of energy savings equipment was higher than that of energy savings profit sharing contracts, the decrease in sales volume of outright sales of energy savings products and the increase in sales volume of profit sharing contract sales of energy savings products contributed to the drop in gross profit for the three months ended June 30, 2005. The gross margin in outright sales, which accounts for the total revenues for the year 2004, was recorded with a booking upfront whilst the gross margin for the energy savings sharing contracts, which accounts for the majority of revenues for the year 2005, will be collected over five to seven years of contract life, which ensures a higher (at least three times) rate of income return.

Consolidated gross profit increased by $339,362, or approximately 2%, from $18,596,499 for the nine months ended June 30, 2004 to $18,935,861 for the nine months ended June 30, 2005. Gross profit as a percentage of sales increased from approximately 55% for the nine months ended June 30, 2004 to approximately 58% for the nine months ended June 30, 2005. The increase in gross profit was a result of decrease in cost of goods sold offset by the decrease in revenues due to the $2,091,364 charge against revenues for the discount of the notes receivable.

Although there is an increase in revenues, more income will be generated in the long run over the contract life.

OPERATING EXPENSES

Consolidated operating expenses increased by $536,967, or approximately 91%, from $591,021 for the three months ended June 30, 2004 to $1,127,988 for the three months ended June 30, 2005. The operating expenses as a percentage of sales increased to 12% for the three months ended June 30, 2005 from 4% for the three months ended June 30, 2004. The increase in operating expenses was primarily due to the amortization of S-8 shares and the significant increase in sales volume of energy savings products under energy savings profit sharing contracts, which increased the amount of distribution costs for the three months ended June 30, 2005.

Consolidated operating expenses increased by $1,941,022, or approximately 98%, from $1,975,118 for the nine months ended June 30, 2004 to $3,916,140 for the nine months ended June 30, 2005. The operating expenses as a percentage of sales increased to 12% for the nine months ended June 30, 2005 from 6% for the nine months ended June 30, 2004. In general, there were significant increases in sales, marketing and administrative and operating expenses. A large part of the increase is attributable to the fact that during October and November 2004, we signed agreements with various consultants for consulting services. The agreements range between three to five years. As compensation for the consulting services, we issued 470,000 shares of our common stock at US$11.00 and US$13.15 per share. The total shares were valued at $5,256,000, based on the closing price of the stock at the date the shares were issued. This amount is being amortized over the life of the agreements on a straight-line basis and consulting expense amounted to $857,721 for the nine months ended June 30, 2005. We believe expenses related to the marketing and selling of our products will continue to increase substantially to handle our growing sales volume. During April 2005, we also issued 100,000 shares of common stock for legal services, consulting services and director fees. The total shares were valued at $996,697 of which $160,542 was expensed. We expect that professional fees and expenses to ensure compliance with U.S. Securities laws, the Sarbanes-Oxley Act, and marketplace rules for the NASDAQ National Market will increase substantially.

OTHER INCOME

Consolidated “other income” increased by $669,676 or approximately 286% from ($234,364) for the three months ended June 30, 2004 to $435,312 for the three months ended June 30, 2005. The increase mainly represents the interest income received by the Company in excess of the original estimated cost savings for energy savings contracts for the period.

Consolidated “other income” increased by $632,044, or approximately 116%, from $545,019 for the nine months ended June 30, 2004 to $1,177,063 for the nine months ended June 30, 2005. The increase was mainly due to the increase in interest income received by the Company in excess of the original estimated cost savings for energy savings contracts for the period.

NET INCOME

Consolidated net income before taxes and minority interest decreased by $3,629,127, or approximately 45%, from $8,133,535 for the three months ended June 30, 2004 to $4,504,408 for the three months ended June 30, 2005. The decrease was mainly due to the charge of $2,091,364 against the revenue for the quarter ended June 30, 2005, which represents a discount of the long-term portion of the notes receivable as of June 30, 2005.

Consolidated net income before taxes and minority interest decreased by $969,616, or approximately 6%, from $17,166,400 for the nine months ended June 30, 2004 to $16,196,784 for the nine months ended June 30, 2005. The decrease was a result of the $2,091,364 charge against revenues as described above, an increase in operating expenses which was offset by a decrease in cost of goods sold by 12%, and an increase in other income.

The gross margin in outright sales, which accounts for the total revenues for the year 2004, was recorded with a booking upfront whilst the gross margin for the energy savings sharing contracts, which accounts for the majority of revenues for the year 2005, will be collected over five to seven years of contract life, which ensures a higher (at least three times) rate of income return.

On July 12, 2005, the Company had announced its preliminary 3rd Quarter (unaudited) revenue, net income and earnings per share figures of its subsidiary, Starway Management Limited (“Starway”) for the quarter ending June 30, 2005. The Company has finalized their 3rd Quarter financial statements and have reported the following results:

	Preliminary Results	Form 10-QSB Results	Difference
	of Starway	of CESV Consolidated Financial	In Results
	June 30, 2005	June 30, 2005	June 30, 2005

Revenues	$12.17 million	$9.6 million	$2.5 million
Net Income	$7.35 million	$4.5 million	$2.85 million
EPS	$0.30	$0.18	$0.12

Revenues

After the consolidation of the Company’s financial statements, the difference of $2.5 million in revenues is a result primarily from the Company adjusting their revenues downward. This adjustment to the first three quarters of 2005 as made in the 3rd Quarter was caused by reducing the Company’s long term notes receivable by the discount interest rate to comply with the Company’s revenue recognition policy. The revenues of the Company before this adjustment would have been approximately $11.7 million for the quarter ending June 30, 2005.

Net Income

The difference of $2.85 million in net income is a result primarily from the adjustment to revenues described above and the adjustment to the S-8 shares of $330,000 both made in the 3rd Quarter ending June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended June 30	2005	2004	Change

Net cash provided by operating activities	$7,863,187	$6,765,423	16%

Net cash used in investing activities	$(1,750,387)	$(64,027)	-2634%

Net cash (used in) provided by financing activities	$(6,547)	$4,226,502	-100%

The increase of $1,097,764 or approximately 16.23% in net cash provided by operating activities primarily reflects an increase in net income for the nine months ended June 30, 2005 offset by the effect of a significant increase in notes receivable during the period.

The increase in net cash used in investing activities was due to the increase of long-term loan receivable during the period. The Company loaned money to a third party in order to earn a higher rate of return on the Company’s money.

The net cash provided by financing activities decreased by $4,233,049 from $4,226,502 to ($6,547). The Company did not borrow funds during 2005 as compared to approximately $4,242,056 that was borrowed in 2004.

We believe that our current cash balance and the revenues that will be generated will cover anticipated operating expenses for a period of at least one year without supplementing our cash reserves. We may, however, raise additional capital to further develop our other products in the energy savings sharing model.

LONG-TERM LOAN RECEIVABLE

During the nine months ending June 30, 2005, the Company entered into a loan agreement with a third party in China. The long-term loan receivable as of June 30, 2005 amounted to $1,746,514. The purpose of this loan was for investing purposes only in order to earn a higher rate of return on the Company’s money. The loan bears interest at a monthly interest rate of 0.52%, or an annual rate at 6.24%, and is due on March 31, 2006.  The loan is personally guaranteed by certain board members of SDID.

NOTES RECEIVABLE AND ACCOUNTS RECEIVABLE

The Company's notes receivable represent amounts due on energy savings sharing contracts and are stated at the present value of the discounted sales price. The breach of any terms stated in the contract by the customer can lead to the return of the energy savings equipment to the Company. The Company will write off the deficiency of the total receipts over the notes receivable outstanding as bad debts in its income statement and increase its closing inventories after the return of the equipment or the collateral. Accounts and notes receivable are analyzed for potential bad debts on a monthly basis. The Company requires each new customer to go through credit review in order for it to approve the extension of credit. Once the sale is made, the Company performs reviews on a monthly basis to ensure that the customer is adhering to the terms of the payment schedule. If the customer does not adhere to the payment schedule, then we follow up with the customer as to collection of the payments. At the end of each year, our Company’s management reviews the individual accounts and notes receivable for status of collections and payment terms, payment history and order status, and the customer's financial condition, if available, to determine if such account receivables are considered uncollectible. Generally, all uncollected amounts over one year old are reserved for or written off as bad debts. The fair value of the energy savings equipment secured under the energy savings sharing contract is determined by comparing the market price of the equipment at the date of repossession.

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

In April 2005, the Company issued 100,000 restricted shares of our common stock to non-employee consultants and an employee at US$10.00 per share for legal services, consulting services and director fees. The total shares were valued at $996,697. These transactions were effected under an exemption to registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipients of the securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

The Company’s management has learned that the dispute between Golden Resorts Group Limited, a Bermuda company listed on the Hong Kong Stock Exchange (“Golden Resorts”) under the stock code 1031, and Sky Beyond Investments Limited, a British Virgin Islands corporation (“Sky Beyond”) with respect to the sale of 35 shares of Starway Management Limited, a British Virgin Islands corporation (“Starway”), representing 35% of the outstanding shares of Starway, by Win Matching Limited (“Win Matching”), the wholly-owned subsidiary of Golden Resort, to Sky Beyond pursuant to a Sale and Purchase Agreement dated January 10, 2005 between Win Matching and Sky Beyond (the “Starway Stock Sale”) has been resolved. The Company, pursuant to an Agreement and Plan of Share Exchange with Sky Beyond dated February 1, 2005 (the “Agreement”), had purchased the 35 shares of Starway stock from Sky Beyond. Sky Beyond represented to the Company in the Agreement that it owned such shares of Starway and the stock certificate representing such shares was delivered to the Company upon closing.

However, the Company then learned Golden Resorts announced in a public filing that it was taking the position that the Starway Stock Sale was not completed because such sale was subject to Golden Resorts shareholders’ approval and that such approval had not been obtained. Sky Beyond, however, claimed that the Starway Stock Sale was complete because the consideration for the sale had been delivered to Golden Resorts and that the stock certificate representing the 35 Starway shares had been delivered.

On May 17, 2005, the Company’s management, upon learning the claims made by Golden Resort and upon receiving correspondences from Sky Beyond and Golden Resorts, contacted representatives of Sky Beyond and Golden Resorts regarding the dispute and together with Starway, the four parties executed a Memorandum of Understanding in which Win Matching and its parent company, Golden Resorts, claimed to undertake to resolve the dispute in an expedited manner.

On July 29, 2005, the Company’s management learned that the dispute between Golden Resorts and Sky Beyond with respect to the sale of the remaining 35% of the outstanding shares of Starway, by Win Matching to Sky Beyond pursuant to the Starway Stock Sale, was finally resolved. The Company received notice that Golden Resorts’ shareholders approved the Starway Stock Sale, that Win Matching received from Sky Beyond the HK$52,000,000 consideration due for the Starway Stock Sale, and that the Starway Stock Sale has been completed. Thus, the Company holds a 100% ownership interest in Starway.

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Agreement and Plan of Share Exchange dated November 16, 2004 by and between Eurofaith Holdings, Inc. and China Energy Savings Technology, Inc. (1)
10.2	Agreement and Plan of Share Exchange dated February 1, 2005 by and between Sky Beyond Investments Limited and China Energy Savings Technology, Inc. (3)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (4)
___________
(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on November 18, 2004 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on February 4, 2005 and incorporated herein by reference.
(4)	Filed herewith.

(b)	Reports on Form 8-K

1.	8-K	April 19, 2005, Press Release re listing of Company’s common stock on NASDAQ National Market System
2.	8-K/A
April 21, 2005, Press Release re payment of fee for listing of Company’s Common Stock on NASDAQ National Market System, and Research Works, Inc. (“RW”), an independent equity research company initiating coverage of China Energy Savings Technology, Inc.

3.	8-K	April 21, 2005, Press Release re Company’s common stock trading on NASDAQ National Market System as of April 21, 2005 under symbol “CESV”
4.	8-K	June 27, 2005, Regarding amendment and restatement of the financial statements presented in the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. (Registrant)

Date: August 22, 2005	By:	/s/ Sun Li
Sun Li Chief Executive Officer

Date: August 22, 2005	By:	/s/ Lawrence Lok Yuen-Ming
Lawrence Lok Yuen-Ming Chief Financial Officer