Form 10-K
period 2005-09-30
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2005-12-20
CIK 1119601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________

Commission file number 0-31049

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0995730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Central Plaza, 18 Harbour Road, Suite 3203A, 32nd Floor
Hong Kong, China
(Address of principal executive offices) (Zip Code)

852-2588-1228
(Issuer's telephone number)

All Correspondence to:

Kevin K. Leung, Esq.
Richardson & Patel, LLP
10900 Wilshire Blvd. Suite 500
Los Angeles, CA 90024
(310) 208-1182

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2005) is $84,606,471*, based upon the closing sale price of $9.00 per share on March 31, 2005.

*
Without asserting that any of the issuer's directors or executive officers or the entities that own 16,018,134 of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of December 19, 2005, there were 24,699,753 shares of our common stock issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2005

PART IV
Item 15.	Exhibits, Financial Statement Schedules	32

Signatures		33
Exhibits

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-K, unless the context requires otherwise, "we" or "us" or the "Company" means China Energy Savings Technology, Inc. and its subsidiaries.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. As of September 30, 2004, we owned a 50% interest in Starway Management Limited, a British Virgin Islands corporation (“Starway”) which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 ("SDID") which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 (“SDID”). SDID and SDID develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China. Subsequently, on November 17, 2004, the Company completed on acquisition of an additional 15% interest in Starway. Prior to the acquisition, the Company owned 50% of the outstanding shares of capital stock of Starway. After the acquisition, the Company owned a total of 65% of the outstanding shares of Starway capital stock. The Company acquired the additional 15% interest in Starway from Eurofaith Holdings, Inc., a British Virgin Islands Corporation (“Eurofaith”). The sole director of Eurofaith is also a director and Corporate Secretary of the Company.

The Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) on February 1, 2005 by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as “Meditech Group Company Limited”). The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company’s Form 8-K filed on June 30, 2004 and November 18, 2004, respectively. The closing of the Acquisition (the “closing”) occurred on February 1, 2005 and as a result of the Acquisition, the Company owns 100% of Starway.

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

As described above, the Company acquired the remaining 35% of Starway as of February 1, 2005. Thus, the Company owns 100% of Starway Management Limited.

As a result, our corporate structure is illustrated as follows:

DESCRIPTION OF STARWAY'S BUSINESS

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 ("SDID") which in turns owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 ("SDID"). In 2003, Eurofaith, the former shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

Starway, through its two subsidiaries SDID and SDID is a People's Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise 100% owned by Starway under the laws of the People's Republic of China ("PRC") and responsible for the operation and sales of its products. SDID is a wholly-owned subsidiary of SDID and is a limited company incorporated in the PRC and holds the patent on technology used by SDID to manufacture and sell its products and is responsible for the development of energy saving projects of Shenzhen Dicken Group.

PRINCIPAL PRODUCTS

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

SDID warrants the original purchaser of its Light Saver products for a period of 3 years from the date of installation, to be free from defects in and arising from the design, assembly, manufacturer, material or workmanship of the products and will replace the defective products without any charge to the original purchaser.

SEWING MACHINE ELECTRICITY SAVER

SDID has also introduced the Sewing Machine Electricity Saver using the Switching System. In general, the sewing machine is used to sew in interval processes. In between the sewing intervals the sewing machine's motor runs on a constant pace, drawing electricity without actually sewing. The Company's Sewing Machine Electricity Saver product uses to the Switching System to reduce the amount of electricity used in between actual use of the sewing machine. As with the Light Saver products, once the Sewing Machine Electricity Saver products are installed, they are fully automated.

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

ADDITIONAL ENERGY SAVER PRODUCTS

SDID has also developed and now sells other products that use the Switching System to create more energy efficient devices. Such products include: the Injection Molding Machine Saver, the Central Air Condition Electricity Saver, the Oil Bleed Set Electricity Saver and the Multi User Electricity Saver.

SALES AND DISTRIBUTION

SDID sells and distributes its products all over China, with offices and sales agents in the cities of Beijing, Shanghai, Chendu, Xi'An and in the provinces of Wu-Han, Guangzhou, Hu-Nan and Ah-Hui. In addition, SDID offers distributorships at city levels to distributors who want to sell SDID's products. Each such distributor is required to pass qualification inspections by SDID and pay a one time upfront fee to SSDID for the right to distribute SDID's products. Currently, SDID only sells to customers in China.

SDID has installed the Light Saver Products in the building, offices, supermarkets, shopping malls, restaurants, buildings, factories, oil fields and residential premises of approximately 400 customers in over 12 provinces and cities in China. The Light Saver Products have also been installed on street lamps for cities in China.

SDID sells its products by offering two types of contracts: Savings Sharing or Equipment Sale.

Under the Equipment Sale contract, the customer pays upfront for the equipment and installation cost.

Under the Savings Sharing contract, the customer is not required to pay any cost up front for the equipment and installation of SDID's products. Such customer, however, enters into a 5 to 7 year contract with SDID whereby from the date SDID's products are installed, the customer shall pay to SDID 70% of the total savings from the reduced electrical bill. SDID has entered into these Savings Sharing contracts since July of 2002. As of September 30, 2005, SDID has entered into 15 Savings Sharing contracts with:

Shenzhen Deqin Jilin Branch
Zhuzhou Municipal Street Light Bureau
Anqing Kuntai Decoration Co., Ltd
Shenzhen E-store Market Co., Ltd
Nanjing Langchi Group Co., Ltd
Shenzhen Deqin Shenyang Branch
Nanjing Giant Economic Co., Ltd
Chongqing Baifuda Technology Development Co., Ltd
Hunan Xuhua Economic trade Co., Ltd
Wuhu United Technology Co., Ltd
Kelamayi Jingying Co., Ltd
Chong Qing Environmental Protection Energy Savings Development Co., Ltd
Hangzhou Energy Savings Technology Co. Ltd
Xin Jiang Technology Co., Ltd
Shanghai Da Xiyi Electrical Appliances Co., Ltd

CONCENTRATION OF CUSTOMERS

SDID has approximately 600 customers. However, as of September 30, 2005, approximately $23,000,000 or approximately 48% of our sales revenue was generated from energy savings contracts from four customers: Chongqing Dicken (approximately 12%), Hangzhou Dicken (approximately 13%), Xinjiang Dicken (approximately 13%) and Shanghai Daxiyi Electronics (approximately 10%). The loss of any and/or all of these customers may have a material adverse effect on our business. All of our sales revenue was from companies or government entities located in China.

BACKLOG

The Company has no backlog orders.

MANUFACTURING AND SUPPLIERS

SDID designs, prototypes and manufactures the chipset component of its products at its manufacturing facilities located at Shenzhen Hi-Tech Zone Center Road, Shenzhen City, Guangdong Province, China. SDID's manufacturing facilities are ISO9001 certified. SDID contracts out the manufacturing and assembling of all other components to subcontractors. Our current annual manufacturing capacity is approximately 11,000 units. The principal components to the Company's products are computer chips, circuit boards, transformers and semiconductors. The prices for these components are subject to market forces largely beyond the Company's control, including energy costs, market demand, and freight costs. The prices for these components have varied significantly in the past and may vary significantly in the future.

Our primary suppliers of materials which are used to manufacture our products are located within an approximately 30 mile radius. There are approximately ten similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that we would have any difficulty in locating alternative suppliers.

INTELLECTUAL PROPERTY

Mr. Ian Cheng Yi Feng first explored energy savings software in 1999 for a Canadian company called Imperial Canadian Overseas Capital Corporation ("ICOC"). ICOC then sold and transferred the initial software technology it had to Shenzhen Baobo Industrial (now SDID) pursuant to a Technology Transfer Agreement dated December 2001 for consideration of RMB$2 million. This is a transfer of technology, not a patent. This agreement provided for a termination of the agreement in December, 2011. This agreement was subsequently amended on January 3, 2003 to eliminate the termination date and changed the term to be permanently effective. This agreement also provides that SDID has the right to further develop this technology to create its own intellectual properties and SDID has the right to transfer, trade, use and make it SDID's patent. ICOC further declared and agreed to undertake in this agreement that it has never applied and will never apply for any patent covering the initial software technology in any countries.

With this technology, SDID put together the technicians and programmers and developed the chip set that is the heart of the intelligence control circuit board Switching System used in Starway's products. Subsequently, Mr. Cheng Ming, a former shareholder and director of SDID, applied for a patent in China covering this technology in April, 2003 and was granted preliminary approval of the patent by the Chinese intellectual property agency on September 19, 2003. All rights under such patent were then transferred to SDID by Mr. Cheng Ming on December 19, 2003.

The Company has also licensed the exclusive use of several patents from its founder for a period of ten years. The licenses expire in July 2012.

COMPETITION

There are approximately 50 companies that do business in the PRC that engage in the production and sales of energy saving products. SDID is able to compete with such competitors because the energy saving products of such competitors generally use transformer hardware to stabilize the voltage in order to reduce electricity use. SDID's products, on the other hand, uses the Soft Switching System, which consists of intelligent control circuit boards made of chipset (software), and which works with the transformer (hardware) in stabilizing the voltage.

On December 11, 2003, the China National Scientific Technology Products Committee issued a "Certificate of Approval" for SDID's products stating that SDID's products have an average energy savings range of between 28% to 34% as compared to the average energy savings range of other energy savings products which range from 8-25%. The Guangdong Research Center for Scientific and Technical Information, in its recent report on intelligent control circuit board concluded that, "there are so far no other similar device in the market that can compete."

The management of Starway is not currently aware of any competitors doing business in China that are marketing or manufacturing energy saving products using an intelligent control circuit board. However, competitors may be in the process of developing similar technology.

SDID's products have been approved by the Shenzhen Energy Saving Association and its quality certified by the China National Authority.

GOVERNMENTAL REGULATION

Our Company operates from facilities that are located in the People's Republic of China. Accordingly, we must conform to the governmental regulations and rules of China. The sale of SDID's products are generally not subject to governmental approvals or regulations. When SDID sells its products to governmental entities (e.g., for street lamps, etc.), such governmental entities' approval of the products are required for such specific use.

DOING BUSINESS IN CHINA AND GOVERNMENT REGULATIONS IN CHINA

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

Our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries’ operations must conform to the governmental regulations and rules of China.

SINO-FOREIGN INVESTED ENTERPRISE LAWS: FIE LAWS

Our wholly owned subsidiaries exist in accordance with the People's Republic of China Wholly Foreign-Owned Enterprise Law, or WFOE Law. Article 8 of the WFOE Law provides that an enterprise with foreign capital meets the conditions for being considered a legal person under Chinese law and shall acquire the status of a Chinese legal person, in accordance with the law.

Further, the WFOE Law provides in Article 4 that the investments of a foreign investor in China, the profits it earns and its other lawful rights and interests are protected by Chinese law. Furthermore, Article 5 of the WFOE Law states that the state cannot nationalize or requisition any enterprise with foreign capital. Under special circumstances, when public interest requires, enterprises with foreign capital may be requisitioned by legal procedures and appropriate compensation shall be made.

The first two provisions set forth above reflect the principle that the State must protect the interest of the foreign investor based upon approved Articles of Association. The third statement reflects the power of all national governments, including the United States, that are reserved to them.

Accordingly, as the above laws indicate, the only realistic method by which the Chinese Government can effect the operation of these Foreign Invested Enterprises is provided by their respective Articles of Association. Those Articles, combined with the Foreign Invested Enterprise laws, provide that the Chinese Government does not and cannot have an intrusive role in the affairs of a Foreign Invested Enterprise company. To the contrary, those laws place a continuing duty on the government to ensure that the rights of foreign investors in Foreign Invested Enterprise companies, as expressed in the approved provisions of Articles of Association, are protected and preserved.

FOREIGN COMPANIES DOING BUSINESS IN CHINA

There are three standard investment vehicles for foreigners doing business in China:

•	Equity Joint Venture;

•	Cooperative or contract Joint Venture; and

•	Wholly Foreign-Owned Enterprise.

Each of these investment vehicles is known as a Foreign Invested Enterprise. The applicable legal framework for the establishment and continuation of Foreign Invested Enterprise laws is as follows:

GENERAL	People's Republic of China Foreign Economic Contract Law

ACCOUNTING	People's Republic of China Accounting Law Laws Concerning Enterprises with Foreign Investments The General Accounting Standard for Enterprises The Specific Accounting Standards

EQUITY JOINT VENTURE	People's Republic of China Sino-Foreign Equity Joint Venture Law People's Republic of China Sino-Foreign Equity Joint Venture Law Implementing Regulations

COOPERATIVE VENTURE	People's Republic of China Sino-Foreign Cooperative Joint Venture Law Detailed Rules for the Implementation of the People's Republic of China Sino-Foreign Cooperative Joint Venture Law Regulations

WHOLLY FOREIGN-OWNED ENTERPRISE
People's Republic of China Wholly Foreign-Owned Enterprise Law Implementing Rules of the Wholly Foreign-Owned Enterprise Law Interpretations on Various Provisions Concerning the Implementing Rules of the Wholly Foreign-Owned Enterprise Law

The Foreign Invested Enterprise laws specifically referenced herein are the People's Republic of China Wholly Foreign-Owned Enterprise Law, the People's Republic of China Foreign Economic Contract Law, and the Accounting Laws.

THE CHINESE LEGAL SYSTEM

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Therefore, as a practical matter, a Foreign Invested Enterprise needs to retain or have ready access to a local Chinese law firm for routine compliance purposes.

Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate Financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S. Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise’s financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. All business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

EARNINGS AND DISTRIBUTIONS OF THE FIE'S

Wholly Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises. Article 19 of the People’s Republic of China Wholly Foreign Owned Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Because our Chinese businesses are controlled foreign corporations, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

•	Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

•	Increases in those companies' earnings invested in certain U.S. property.

Based on the current and expected income, assets, and operations of Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

POLITICAL AND TRADE RELATIONS WITH THE UNITED STATES

Political and trade relations between the United States and Chinese governments within the past five years have been volatile and may continue to be in the future. Major causes of volatility, the United States' considered revocation of China's Most Favored Nation trade status, illegal transshipments of textiles from China to the United States, issues surrounding the sovereignty of Taiwan, and the United States' bombing of the Chinese embassy in Yugoslavia, have had no direct connection to our operations; however, other on-going causes of volatility, including the protection of intellectual property rights within China and sensitive technology transfer from the United States to China have closer potential connection to our operations. There can be no assurance that the political and trade ramifications of these causes of volatility or the emergence of new causes of volatility will not cause difficulties in our operations in the China marketplace.

ECONOMIC REFORM ISSUES

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1978, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing company's operations.

To date, reforms to China's economic system have not adversely impacted our manufacturing company's operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

CURRENCY CONVERSION AND EXCHANGE

The currency in China is designated as the Renminbi. Although the Renminbi/United States dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United States dollar by direction of the Chinese government.

Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

ENVIRONMENTAL COMPLIANCE

Our Company is subject to the People's Republic of China's National Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that our manufacturing and other operations are in compliance with all applicable environmental laws, including those laws relating to air, water, and noise pollution. The Company believes that the cost of compliance with the applicable environmental laws does not have a material effect on the company’s capital expenditures, earnings or the Company’s competitive position.

RESEARCH AND DEVELOPMENT

We believe that we will continue to refine and develop new energy savings products. For fiscal years 2005 through 2010, the Company expects to spend approximately $2,000,000 or an average of approximately $330,000 per year on research and development activities.

EMPLOYEES

As of the date of this filing, China Energy Savings, Inc. (the parent entity) has no full time employees, 11 part time employees and no long term consultants. We have 3 corporate officers, the Chief Executive Officer, Chief Financial Officer and the Corporate Secretary.

Starway has no full time employees, 4 part time employees and no long term consultants.

In addition, SDID employs approximately 230 full time employees and approximately 2,300 part-time sales consultants and 7 long-term consultants. SDID does not bear the costs of such part-time sales consultants because they are compensated by commission on sales and distribution of the Company's products.

The management of SDID is as follows:

LIU TIAN FU

Age 40 C.F.O. (CHIEF FINANCIAL OFFICER) is an economist who received his Master degree from University of Xiang Tan, Hunan Province. Prior to joining Dicken Hi-Tech Development, he worked as a financial analyst and advisor for International Financial Venture Capital Committee.

YANG AN YONG

Age 42 C.T.O. (CHIEF TECHNICAL OFFICER) is a professional engineer, graduated from Electronics Science University of Chang Du, Si-Chuang province. He has over 12 years R&D experience in high technology and in the energy saving industries. He joined Dicken Hi-Tech Development in September, 2002 as a Senior Software Engineering Manager.

HUANG ZHI

Age 47 (OFFICE MANAGER) has over 20 years experience in Public Relations and Human Resources. Graduated from University of Lao-ning Province, worked as a professional TV reporter. She has successfully worked over 6 years for HR department of Shenzhen City Government.

IGOR SIZYKH

Age 44 C.M.O. (CHIEF MARKETING OFFICER) is a highly motivated team player with 13 years experience in management and supervision for automotive, international sales and franchise industries in Europe and Canada. He has proven ability to increase profitability through contract negotiations, developing new partnerships, strategic planning, and innovative marketing strategies. Mr. Sizykh has a Bachelor of Arts Degree in Economics and Commerce.

None of our employees are under employment agreements.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. Public information (including reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act) concerning the Company is also made available through our website at: www.cesv-inc.com.

ITEM 1A.  RISK FACTORS

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

THE COMPANY'S CURRENT STOCKHOLDERS EXERCISE SUBSTANTIAL CONTROL AND MAY MAKE DECISIONS THAT YOU DO NOT CONSIDER TO BE IN YOUR BEST INTERESTS.

Currently, the Company's executive officers and one shareholder beneficially own in the aggregate approximately 63% of the outstanding Common Stock. It is expected that these individuals will maintain a majority control of the Company. As a result, these stockholders, acting together, will be able to exercise control over all matters requiring approval of the stockholders of the Company.

OUR STOCK PRICE IS HIGHLY VOLATILE

The trading price of our common stock has fluctuated significantly. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

•
actual or anticipated fluctuations in operating results, actual or anticipated gross profit as a percentage of net sales, levels of inventory, our actual or anticipated rate of growth and our actual or anticipated earnings per share;

•	changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

•	changes in governmental regulations or policies in China;

•	our, or a competitor’s, announcement of new products, services or technological innovations;

•	the operating and stock price performance of other comparable companies; and

•	news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general.

General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management’s time and resources.

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

RISKS RELATED TO DOING BUSINESS IN THE PRC

ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

All of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

FUTURE FLUCTUATION IN THE VALUE OF THE RENMINBI MAY NEGATIVELY AFFECT THE COMPANY'S ABILITY TO CONVERT ITS RETURN ON OPERATIONS TO U.S. DOLLARS IN A PROFITABLE MANNER AND ITS SALES GLOBALLY.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant revaluation of the RMB against the U.S. dollar. Any significant revaluation of RMB may be attributable to adjustments resulting from the translation of the Company’s financial statements, which will be recorded as part of accumulated comprehensive income in shareholders’ equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

During the last quarter of fiscal year 2005, we rented office space in Hong Kong at a rate of $7,800 per month. Our lease expires in September 2006.

SDID owns an old factory that is currently leased to an unrelated third party. This was SDID's old manufacturing factory which it has outgrown. The old factory is approximately 405.27 square meters and is located at Baoan District, Shenzhen City, Guangdong Province, China. SDID also owns two residential units, one is approximately 179 square meters located at Nanshan District, Shenzhen City, Guangdong Province, China and the other one is approximately 139 square meters located at Futian District, Shenzhen City, Guangdong Province, China). These residential units are used by Mr. Cheng, SDID's President and to house certain expatriate technicians.

SDID's operates out of leased office and factory space that is approximately 2,200 square meters and is located at Block 3, 30 Shenzhen Hi-Tech Zone Centre Road, Shenzhen City, Guangdong Province, China. SDID pays approximately US$58,000 per year in rent for such space. The lease for such space is for a term of 5 years.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy, and we do not intend to undertake investments in real estate as a part of our normal operations.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings involving us, Starway or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock was quoted on Nasdaq National Market as of April 21, 2005. The following table sets forth the high and low bid information for the Common Stock for each quarter within the last two fiscal years.

QUARTERLY COMMON STOCK PRICE RANGES

QUARTER ENDED	HIGH	LOW
2003/2004
December 31, 2003	$3.60	$1.00
March 31, 2004	$5.40	$0.80
June 30, 2004	$5.80	$1.40
September 30, 2004	$20.00	$4.20

2004/2005
December 31, 2004	$ 28.28	$ 11.00
March 31, 2005	$ 17.00	$ 8.00
June 30, 2005	$ 15.70	$ 8.40
September 30, 2005	$ 10.13	$ 6.01

** Note: All prices adjusted to take into account of the 1 for 20 reverse stock split that took effect on August 25, 2004.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 14, 2005, there were approximately 568 stockholders of record of our Common Stock and no stockholders of record of our Preferred Stock.

DIVIDEND POLICY

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	- - -	None
Equity compensation plans not approved by security holders	1,200,000 (1)	- - -	0 (1)
Total	1,200,000	- - -	0

(1)
In September 2004, we established the 2004 Equity Incentive Plan ("2004 Plan") with 1,200,000 shares approved and subject to the 2004 Plan. The Board of Directors or a Committee comprised of a member or members of the Board has full authority to administer the 2004 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the Plan and delegate to one or more executive officers of the Company the authority to grant an Award under this Plan to Participants who are not Insiders of the Company. The maximum number of shares that may be issued under the Plan is 1,200,000 shares of our common stock. On September 16, 2004, the Company issued 620,000 shares to a certain qualifying employees and 10,000 shares to non-employee consultants for services rendered under the Plan. In October and November 2004, the Company issued 470,000 shares to non-employee consultants of its common stock at $11.00 and $13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued. On April 15, 2005, the Company issued 100,000 shares to non-employee consultants and an employee of its common stock at 10.00 a share for services performed. The total shares were valued at $996,697.

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

In November, 2004, the Company issued 4,683 shares of common stock to our legal counsel in conversion of $29,740 of accrued legal services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of these shares. The investors took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend.

In November, 2004, the Company issued 3,346,100 shares of common stock, in the aggregate, to EuroFaith Holdings, Inc., which represented that it is an accredited investors as part of the acquisition of a 15% interest in Starway. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended for the issuance of these shares. The investors took their shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. All certificates for our shares contain a restrictive legend.

In February, 2005, the Company issued 7,807,569 shares of common stock to Sky Beyond, which represented that it is an accredited investors as part of the acquisition of the remaining 35% interest in Starway. This transaction was effected under an exemption to registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The recipients of the securities in the above-described transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and other instruments issued in such transaction.

ITEM 6. SELECTED FINANCIAL DATA

Prior to the acquisition, the Company’s subsidiaries reporting year end was December 31. However Rim Holdings, Inc.’s reporting year ended was September 30. In order to be consistent with Rim’s reporting year end, the Company’s Board of Directors approved all of their subsidiaries’ fiscal year end change from December 31 to September 30. Effective September 30, 2004, we changed our subsidiaries’ fiscal years from December 31 to September 30.

The following tables summarize data from the Company’s financial statements for the fiscal years 2002 through 2003 and reflects the transition and comparative periods and notes thereto. The Company’s complete annual financial statements and notes thereto for the current fiscal year appear in item 8 herein. See Management’s Discussion and Analysis for discussion of non-recurring items that affect the comparability of results between periods.

			Year Ended December 31
	Year Ended September 30, 2005	Nine Month Period Ended September 30, 2004	2004	2003	2002	Nine Months Ended September 30, 2003
	Audited	Audited	Unaudited	Audited	Audited	Unaudited
Consolidated Statement of Operations Data:
Total revenue	$48,388,076	$30,997,070	$42,705,760	$31,057,877	$7,914,658	$19,556,412
Gross margin	28,459,369	19,356,097	26,173,379	11,309,614	2,924,861	7,255,895
Income from operations	23,575,240	8,969,430	14,202,173	9,170,586	1,800,765	5,983,814
Income before income taxes and minority interest	25,674,662	11,196,652	16,774,783	10,787,761	2,188,967	6,817,929
Credit (provision) for income taxes	–	4,853,332	–	(1,879,896)	(401,086)	(1,200,925)
Minority interest	3,258,783	12,025,492	14,745,345	4,453,933	893,940	2,808,502
Net Income	$22,415,879	$4,024,492	$2,029,438	$4,453,932	$893,941	$2,808,502
Net Income per share:
basic and diluted	$1.04	$0.36	$0.40	$0.4	$0.08	$0.41

Weighted average common shares outstanding:
basic and diluted	21,524,371	11,327,720	5,016,195	11,153,669	11,153,669	6,920,660

	As of September 30,		As of December 31,
Consolidated Balance Sheet Data:	2005	2004	2004	2003	2002
Cash, cash equivalents and short and long-term investments	$30,926,619	$18,442,862	$26,826,870	$21,165	$48,961
Working capital	42,377,400	28,938,792	35,889,769	(704,180)	344,207
Total assets	74,705,974	44,262,480	52,039,738	21,106,000	7,820,156
Long term debt	–	7,895	12,975	17,440	–
Total stockholders equity	66,341,777	18,662,907	28,389,880	6,619,087	1,874,188

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are a holding company that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. All of our revenues are derived from our ownership interest in Starway which owns all of the equity interests in SDID which in turns owns all of the equity interest in SDID. The holding company itself does not independently generate any revenues.

Our financial statements are consolidated with those of Starway and its subsidiaries. Starway's subsidiaries, SDID and SDID develops, markets distributes and manufactures energy saving products for use in commercial and industrial settings in China.

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

FISCAL YEAR END

The Company changed its fiscal year end from December 31 to September 30 effective September 30, 2004; and, therefore, the Company reported a nine-month Transition Period ended September 30, 2004. The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in the condensed consolidated financial statements and related notes thereto:

Period	Referred to as:
Audited results from October 1, 2004 through September 30, 2005	Fiscal Year 2005
Unaudited results from October 1, 2003 Through September 30, 2004	Twelve month comparative period
Audited results from January 1, 2004 through September 30, 2004	Transition Period
Unaudited results from January 1, 2003 through September 30, 2003	Nine Month Comparative period
Audited results from January 1, 2003 through December 31, 2003	Year 2003
Audited results from January 1, 2002 through December 31, 2002	Year 2002

RESULTS OF OPERATIONS

General Results of Operations for the Twelve Months Ended September 30, 2005 and the Twelve Months Ended September 30, 2004:

TWELVE MONTHS ENDED SEPTEMBER 30	2005	2004	CHANGE
Revenues	48,388,076	42,498,535	14%
Cost of goods sold	19,928,707	19,088,719	4%
Gross profit	28,459,369	23,409,816	22%
Gross profit margin	59%	55%
Operating expenses	4,884,129	11,253,614	(57%)
Other income	2,099,422	3,010,282	(30%)
Net income before income tax and minority interest	25,674,662	15,166,484	69%
Net Income	22,415,879	5,669,922	295%

General Results of Operations of Starway for the Twelve Months Ended December 31, 2003 and Twelve Months Ended December 31, 2002:

TWELVE MONTHS ENDED DECEMBER 31	Audited 2003	Audited 2002	CHANGE
Revenues	31,057,877	7,914,658	292%
Cost of goods sold	19,748,263	4,989,797	296%
Gross profit	11,309,614	2,924,861	287%
Gross profit margin	36%	37%
Operating expenses	2,139,028	1,124,096	90%
Other income	1,617,175	388,202	317%
Income before minority interest	8,907,865	1,787,881	398%
Net Income	4,453,932	893,941	398%

General Results of Operations for the Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003:

NINE MONTHS ENDED SEPTEMBER 30	Audited 2004	Unaudited 2003	CHANGE
Revenues	30,997,070	19,556,412	59%
Cost of goods sold	11,640,973	12,300,517	(5%)
Gross profit	19,356,097	7,255,895	167%
Gross profit margin	62%	37%
Operating expenses	10,386,667	1,272,081	717%
Other income	2,227,222	834,115	167%
Net income	4,024,492	2,808,502	43%

NET INCOME

Our net income for the twelve months ended September 30, 2005 and twelve months ended September 30, 2004 was $22,415,879 and $5,669,922, respectively. Our net income for the twelve months ended December 31, 2003 and December 31, 2002 was $4,453,932 and $893,941 respectively. Our net income for the nine months ended September 30, 2004 and September 30, 2003 was $4,024,492 and $2,808,502, respectively. Our net income for the twelve months ended September 30, 2005 increased by approximately 295% when compared to our net income for the twelve months ended September 30, 2004. Our net income for the twelve months ended December 31, 2003 increased by approximately 398% when compared to our net income for the twelve months ended December 31, 2002. Our net income for the nine months ended September 30, 2004 increased by approximately 43% when compared to our net income for the nine months ended September 30, 2003. Such significant increases in net income were due to a significant increase in revenues and gross profit during such periods as further discussed below. The net income for the year ended September 30, 2005 in the consolidated financial statements of the Company is $22,415,879. During the quarter of December 31, 2004, 35% of the minority group was acquired while the Company was holding 65% of Starway. Since in September 30, 2005, the Company holds 100% interest in Starway, hence the total net income for the year ended September 30, 2005 should be $25,674,662, from the point of view of the group earning power as a whole inclusive the minority interest.

REVENUES

Our revenues are derived primarily from SDID's sales of its energy savings products and entering into energy savings sharing contracts. Revenues for the twelve months ended September 30, 2005 were $48,388,076, a net increase of approximately 14% compared with revenues of $42,498,535 for the twelve months ended September 30, 2004. During the year ended December 31, 2003, we had revenues of $31,057,877 as compared to revenues of $7,914,658 during the year ended December 31, 2002, an increase of approximately 292%. Revenues for the nine months ended September 30, 2004 were $30,997,070, a net increase of approximately 59% compared with revenues of $19,556,412 for the nine months ended September 30, 2003. The increase in revenues reflects strong sales growth in SDID's energy savings products, and was the result of increased unit sales and the Company entering into more energy savings sharing contracts. We note that SDID’s energy savings products were first introduced to the market only in July 2002. Since there were only 6 months of sales in 2002 and many of the products that were sold in 2002 were on a trial basis, revenue for 2002 was substantially lower than for 2003 and 2004. Our management expects that revenue will continue to grow in 2006 because of our continuing marketing and sales efforts, high fuel price and strong demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to strong demand and a lack of strong competitive products. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and local governments. Management hopes to continue to increase our market share in China.

GROSS PROFIT

We had a gross profit of $28,459,369 and $23,409,816 for the twelve months ended September 30, 2005 and 2004, respectively, achieving a 22% increase. Gross profit was $11,309,614 for the year ended December 31, 2003 as compared to $2,924,861 for the year ended December 31, 2002, achieving a 287% increase. We had a gross profit of $19,356,097 and $7,255,895 for the nine months ended September 30, 2004 and September 30, 2003, respectively, achieving a 167% increase.  For twelve months ended September 30, 2005 and 2004, our gross profit margin increased from approximately 55% to 59%.  The Company was selling their products through one time direct sales with an average gross profit of 75% last year. In 2005, it shifted its business model from direct sales to savings sharing contracts on a 5-7 yearly basis with the average gross profit down to a range of 50% - 60%. Yet in the long run, the Company has 5 to 7 years of income receivable from savings sharing contracts.

OPERATING EXPENSES

Below is a breakdown comparison of the operating expenses for the twelve months ended September 30, 2005 and twelve months ended September 30, 2004:

TWELVE MONTHS ENDED SEPTEMBER 30	Audited 2005	Unaudited 2004	CHANGE
Operating expenses	1,996,375	1,593,044	25%
Sales and marketing expenses	164,219	602,850	(73%)
General administrative expenses	2,723,535	9,057,690	(70%)
Total operating expenses	4,884,129	11,253,614	(57%)

There was a 57% decrease of total operating expenses from $11,253,614 to $4,884,129 for the twelve months ended September 30, 2004 and September 30, 2005, respectively. The large decrease in total operating expense for the year ended September 30, 2005 was substantially due to our adoption of our Equity Incentive Plan in the twelve months ended September 30, 2004, and our issuance of 620,000 shares of our common stock in accordance with the plan to our employees and consultants with a value of $8,001,000 ($12.70 per share) which was included in the general administrative expenses in the twelve months ended September 30, 2004 and as an increase in paid-in capital in our financial statements. Such stock was used to compensate many of our employees and consultants who have helped us in our early development stage but were not fairly compensated due to our lack of resources at the time. However, this stock issuance was a special one-time event in 2004, which did not occur in 2005, and thus there was a significant decrease in total operating expenses for 2005.

OTHER INCOME

We had other income of $2,099,422 for the twelve months ended September 30, 2005, as compared to $3,010,282 for the twelve months ended September 30, 2004. The decrease of approximately 30% was due to the decrease in interest income earned during the year.

LIQUIDITY AND CAPITAL RESOURCES
TWELVE MONTHS ENDED SEPTEMBER 30	Audited 2005	Unaudited 2004	CHANGE
Net cash provided by (used in) operating activities	12,975,555	18,311,000	(5,335,445)

Net cash provided by (used in) investing activities	(1,879,047)	104,934	(1,983,981)

Net cash (used in) provided by financing activities	(8,820)	(72,986)	(81,806)

The decrease of $5,335,445 in net cash provided by operating activities primarily reflects an increase in long-term notes receivable for the twelve months ended September 30, 2005.

The increase of $1,983,981 in net cash used in investing activities was due to the increase in long-term loan receivable during the year.

The decrease of $81,806 in net cash used in financing activities was due to less repayment for loans during the twelve months ending September 30, 2005.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China, and our Company buys all raw materials in China and sells all our products in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past three years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

INVESTMENT IN SUBSIDIARIES

As of September 30, 2005, we owned a 100% interest in Starway Management Limited ("Starway") which became a wholly owned subsidiary of CESV.

Starway holds 100% interest in Shenzhen Dicken Industrial Development Limited ("SDID"), which subsequently holds 100% interest in the energy savings project, Shenzhen Dicken Technology Development Limited ("SDID") as well as owns the intellectual property of their energy savings products in China.

FORECAST FOR THE YEAR 2006

1. The Market

We are a developer and manufacturer of energy savings products in China. We believe that the shortage of power in China and present high fuel price are expected to continue for years to come, the most immediate and effective solution is to conserve energy use. We believe that demand for our products will be strong in the next few years and we will strive to increase our capabilities to meet such demand.

2. Government Support

We have established a sales network of over 2,300 people in over 12 major provinces and cities in China. Our energy savings products are well received by the Chinese government, which is advocating the importance of energy savings to relieve the stress of power shortage

3. Customer Support

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

5. Other Investments

CESV is seeking other energy saving investment opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations (including interest expense) and commitments as of September 30, 2005:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	N/A	N/A	N/A	N/A	N/A
Capital Lease Obligations	N/A	N/A	N/A	N/A	N/A
Operating Lease Obligations	$301,688	$144,236	$58,436	$58,436	$40,580
Purchase Obligations	N/A	N/A	N/A	N/A	N/A
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	N/A	N/A	N/A	N/A	N/A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Assessment of Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 because of the material weaknesses disclosed below in “Management’s Report on Internal Control over Financial Reporting.”

In light of these material weaknesses, the Company performs additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance concerning the reliability of financial data used in the preparation of our financial statements. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Controls considered to be operating effectively in one period may become inadequate in future periods because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of our assessment, Management has identified two material weaknesses, as described below, and therefore has concluded that our internal controls over financial reporting were not effective as of September 30, 2005.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a control deficiency or combination of control deficiencies that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In the process of its assessment, our management identified the following material weaknesses in our internal control over financial reporting:

1.
Accounting and Finance Personnel Weaknesses - The operation of the Chinese subsidiaries is in China, hence the presentation of their financial statements does not really comply with the USGAAP. The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2.
Accounting Policies and Procedures Weaknesses - The company had inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well inadequate written documentation regarding the Company's accounting policies and procedures and application of those policies and procedures.

3.
Lack of Internal Audit System - The company lacked of internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

The Company has tested the internal control structure and has identified several controls, including those controls listed above as material weaknesses that require further remediation. The Company will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions and the hiring of additional accounting personnel.

Management believes that the controls and procedures will continue to improve as a result of the further implementation of these measures.

The Company’s management has identified the steps necessary to address the material weaknesses existing in 2005 described above, as follows:

1.
Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.
Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.
Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions; and

4.	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

5.
Interviewing prospective new Directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

6.	Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

The Company will begin to execute the remediation plans identified above in the first fiscal quarter of 2006.

There was no change in our internal control over financial reporting during the year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

Moore Stephens Wurth Frazer and Torbet, LLP (MSFT), our independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 as stated in their report which appears in this Annual Report on Form 10-K. Since we were unable to complete our assessment of internal control, MSFT has disclaimed an opinion on the effectiveness of our controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. OFFICERS AND DIRECTORS

The following table sets forth the names, ages, and positions of our directors and officers.

Name	Age	Position Held	Officer Since	Director Since
Sun Li	35	Chief Executive Officer, Director	2004	2004
Lawrence Yuen-Ming Lok	45	Chief Financial Officer, Director	2005	2005
Lai Fun Sim	37	Corporate Secretary, Director	2004	2004
Paul Risberg	43	Director	N/A	2004
Pang Jing-Wen	43	Director	N/A	2005
Wing Sze Yau	31	Director	N/A	2004
Shao Guang Tan	44	Director	N/A	2004

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

There are no family relationships among the foregoing directors and executive officers. None of the directors or executive officers has, during the past five years: (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding; (c) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and (d) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

BIOGRAPHICAL INFORMATION

SUN LI, age 35, is the Chairman of the Board and the Chief Executive Officer. Mr. Sun has been engaged in retail business, motors, real property, internet development, sales and marketing in Beijing, Xing Tai (in Hebei Province), Shanghai and Shenzhen for years. In addition, he has 10 years of experience in China marketing and financial investment in the stock markets of Hong Kong and China. Mr. Sun is the investing shareholder of Shenzhen Dicken Industrial Development Limited. He is recently elected Chairman of the Board and appointed as the Chief Executive Officer ("CEO") of the Company. Since 1999, Mr. Sun has served as the shareholder and Chief Executive Officer of Beijing Heng Fu Plaza Development, Inc. ("Heng Fu"), which is devoted to the construction of a 100,000 m2 multi-purpose commercial plaza in Chao Yang District, Beijing.

LAWRENCE YUEN-MING LOK, age 45, is the Chief Financial Officer of China Energy Savings Technology, Inc. Mr. Lok received his Master’s Degree in Economics (major in Professional Accounting) from Macquarie University, Sydney NSW Australia in 1989. Mr. Lok is an Australian chartered accountant and has over 20 years experience in professional accounting and finance. He has served as a director in Australia and Hong Kong publicly listed companies. Since 2000, Mr. Lok has been the Chief Executive Officer and an Executive Director of CSI Investment Management Limited, a Hong Kong Securities and Futures Commission registered investment advisor.

LAI-FUN SIM, age 37, is the Executive Director and Corporate Secretary. Ms. Sim has completed the Higher Diploma in Translation and Interpretation at the City University. She has over 13 years experience in administration. She has obtained the qualification of Stock Broker and Stock Broker Representative in Hong Kong. She worked for China Convergent Corporation Limited listed on the Nasdaq Stock Market, the Australian Stock Exchange and Frankfurt Stock Exchange, and its subsidiary listed on the Stock Exchange of Hong Kong as Assistant to Chairman for from 1999 through 2001. From 2002 through 2003, she joined China Cable and Communications, Inc. listed on the Nasdaq OTCBB as Assistant to Chairman.

PAUL RISBERG, age 43, is the Non-executive Director. He has over 10 years experience in investment banking and securities market expertise. He currently provides consulting service to numerous small to medium size companies in regards to growth strategies and capital expansion opportunities. From 1998 until 2002, Mr. Risberg served as Divisional Vice President of Fahnestock & Co. (now known as Oppenheimer & Co.), one of oldest New York Stock Exchange firms. Mr. Risberg supervised operations at Fahnestock's Atlanta, Minneapolis, Richmond and Cincinnati offices including compliance, trading, investment banking, new equity issue distribution, branch manager supervision and reporting. Prior to that, Mr. Risberg served as Senior Vice President and Branch Manager of Josephthal & Co., and was instrumental in establishing the firm's Atlanta office in 1995. Since 1995, Mr. Risberg has also conducted extensive research on alternative energy processes including energy audit, photovoltaic array design and construction, wind and hydro energy services.

JING-WEN PANG, age 41, is an Assistant Certified Public Accountant in China. She earned her bachelors degree from the Renmin University of China, majoring in Statistics. She has over 10 years experience in financial management. For the past three years she has been working with Win’s Technology Development Limited (“Win’s) as its Treasurer in Beijing. Prior to joining Win’s, Ms. Pang worked with the Beijing office of Asia Trading Ltd. of Japan as an accounting manager from 1999 to 2002.

WING SZE YAU, age 31, earned her bachelors degree from the Lingnan University majoring in Asia Pacific Studies of Social Science. She has been working as corporate secretary in various companies with over 7 years of experience in business administration. For the past five years she has worked with various Chinese non-profit educational organizations.

SHAO-GUANG TAN, age 44, is a qualified accountant in China. He holds a bachelors degree in foreign trade and economic management. Currently he is the deputy general manager and chief financial officer of Jia Sheng International Consultant (HK) Co., Limited. Prior to this position, and since 1999, he was the general manager and financial controller of Xinhui Auction Limited in Jiangmen City, Guangdong Province. Mr. Tan has over 20 years experience in banking and financial management and has worked with the Guangdong Development Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us. Our Chief Executive Officer Sun Li was not able to timely file his Form 5. In addition, the following persons were not able to file their Form 3 within 10 days after he/she was elected an officer or director of the Company or became a more than 10% shareholder of the Company:

NAME	POSITION/SHAREHOLDER	FORM 3 FILED
Sun Li	Chief Executive Officer / Director	November 22, 2005
Lawrence Yuen-Ming Lok	Chief Financial Officer Director	October 13, 2005
Lai Fun Sim	Corporate Secretary, Director	November 14, 2005
Paul Risberg	Director	November 14, 2005
Jing-Wen Pang	Director	October 13, 2005
Shao Guang Tan	Director	November 14, 2005
Wing Sze Yau	Director	October 13, 2005
New Solomon Consultants Ltd.	10% Shareholder	October 20, 2004

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

AUDIT COMMITTEE

Our Audit Committee is composed of directors Shao Guang Tan, Wing Sze Yau and Jing-Wen Pang.

PROCEDURES FOR NOMINATING DIRECTORS

The Board has created a Nominating Committee and adopted a Nominating Committee Charter. Such charter was filed as an exhibit to our previously filed Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended September 30, 2005, 2004, and 2003. None of our executive officers received compensation in excess of $100,000 for the fiscal year ended September 30, 2005, and no officer received compensation in excess of $100,000 for the fiscal years 2005, 2004 or 2003, respectively. The following table summarizes all compensation received by our Chief Executive Officer, Chief Financial Officer (former) and Corporate Secretary in fiscal years 2005, 2004 and 2003.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Award(s) ($)	Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)
Sun Li (1)	2005	*	--	--	--	--	--	--
Chief Executive	2004	**	--	--	--	--	--	--
Officer	2003	--	--	--	--	--	--	--

Lawrence Lok (2)	2005	*	--	--	--	--	--	--
Chief Financial	2004	--	--	--	--	--	--	--
Officer	2003	--	--	--	--	--	--	--

Stella Lai Fun Sim (3)	2005	*	--	--	--	--	--	--
Secretary	2004	**	--	--	--	--	--	--
	2003	--	--	--	--	--	--	--

---------------------------------------
*None paid as of September 30, 2005.
** None paid as of September 30, 2004.

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2005

We have not granted any options/stock appreciation rights during the fiscal year ended September 30, 2005.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

We do not currently have a long term incentive plan.

COMPENSATION OF DIRECTORS

We issued 3,000 shares to Mr. Risberg as compensation for serving on our Board. All other board members were not paid any compensation for serving on our Board. We may, at our discretion, reimburse Board members for expenses.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our directors Mr. Shao Guang Tan and Ms. Wing-Sze Yau acted as our compensation committee during our 2005 fiscal year. We have seven Directors, Sun Li, Lawrence Yuen-Ming Lok, Lai Fun Sim, Paul Risberg, Jing-Wen Pang, Shao Guang Tan and Wing Sze Yau. Our directors Sun Li, Lawrence Yuen-Ming Lok and Lai Fun Sim are also Company officers. During the 2005 fiscal year, our compensation committee took no actions regarding the compensation of our Company officers. The Company has no executive or officer incentive compensation programs in either cash, stock, or equity derivatives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	- - -	None
Equity compensation plans not approved by security holders	1,200,000(1)	- - -	0(1)
Total	1,200,000	- - -	0

(1)
In September 2004, we established the 2004 Equity Incentive Plan ("2004 Plan") with 1,200,000 shares approved and subject to the 2004 Plan. The Board of Directors or a Committee comprised of a member or members of the Board has full authority to administer the 2004 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the Plan and delegate to one or more executive officers of the Company the authority to grant an Award under this Plan to Participants who are not Insiders of the Company. The maximum number of shares that may be issued under the Plan is 1,200,000 shares of our common stock. On September 16, 2004, the Company issued 620,000 shares to a certain qualifying employees and 10,000 shares to non-employee consultants for services rendered under the Plan. In October and November 2004, the Company issued 470,000 shares to non-employee consultants of its common stock at $11.00 and $13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued. On April 15, 2005, the Company issued 100,000 shares to non-employee consultants and an employee of its common stock at 10.00 a share for services performed. The total shares were valued at $996,697.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 14, 2005, determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our voting securities, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investing power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable community property laws.

Title of Class	Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class
Common	Sun Li	16,005,134	62.96%
	CEO and Director
Common	Lawrence Yuen-Ming Lok	0	0%
	CFO
Common	Lai Fun Sim	10,000	* %
	Corporate Secretary and
	Director
Common	Jing-Wen Pang	0	0%
	Director
Common	Paul Risberg	3,000	* %
	Director
Common	Wing Sze Yau	0	0%
	Director
Common	Shao Guang Tan	0	0%
	Director
Common	New Solomon Consultants Ltd.	16,005,134	62.96%
All officers and directors as a group		16,018,134	63.02%
________________________
* less than 1%.

(1)	The address for all officers and directors is Central Plaza, 18 Harbour Road, Suite 3203A, 32nd Floor, Hong Kong, China, unless otherwise indicated.

(2)	Sun Li indirectly owns 16,005,134 shares through sole ownership of Able Stars Enterprises Ltd., which owns 55% of New Solomon Consultants Limited, which owns 16,005,134 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2005, the due from related a party amounted to US$123,602. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected the payments on receivables on the Company's behalf from the customers and those payments had not been repaid to the Company by September 30, 2005 timely. Those amounts are unsecured, interest free and have no fixed terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of Fiscal Year 2004 and Fiscal Year 2005 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and other services provided by the accountant in connection with statutory and regulatory filings are as follows:

Fiscal Year 2004: $150,000;
Fiscal Year 2005: $138,000

AUDIT RELATED FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financials statements are as follows:

Fiscal Year 2004: $0;
Fiscal Year 2005: $32,862

TAX FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning are as follows:

Fiscal Year 2004: $0; $7,000
Fiscal Year 2005: $0; $7,000

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for each of Fiscal Year 2003 and Fiscal Year 2004 for other professional services rendered by our principal accountants are as follows:

Fiscal Year 2004: $0;
Fiscal Year 2005: $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report:

(1)  Financial Statements - See Index to Consolidated Financial Statements on page 34 of this report.

(2)  Exhibits - See Index to Exhibits.

Index of Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Agreement and Plan of Share Exchange dated November 16, 2004 by and between Eurofaith Holdings, Inc. and China Energy Savings Technology, Inc. (1)
10.2	Agreement and Plan of Share Exchange dated February 1, 2005 by and between Sky Beyond Investments Limited and China Energy Savings Technology, Inc. (3)
10.3	China Energy Savings Technology, Inc. 2004 Equity Incentive Plan (4)
14	Code of Business Ethics (5)
21	Subsidiaries of Registrant (5)
23.1	Consent of Moore Stephens LLP(6)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (6)
___________

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on November 18, 2004 and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company's Current Report on Form 8K filed on February 4, 2005 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form S-8 filed with the U.S. Securities and Exchange Commission on September 17, 2004.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Form 10-KSB filed with the U.S. Securities and Exchange Commission on January 13, 2005.
(6)	Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. (Registrant)

Date: December 20, 2005	By:	/s/ Sun Li
Sun Li Chief Executive Officer

Date: December 20, 2005	By:	/s/ Lawrence Lok Yuen-Ming
Lawrence Lok Yuen-Ming Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Sun Li
Sun Li	Chief Executive Officer / Director	December 20, 2005

/s/ Lawrence Yuen-Ming Lok
Lawrence Yuen-Ming Lok	Chief Financial Officer / Director	December 20, 2005

/s/ Lai Fun Sim
Lai Fun Sim	Corporate Secretary / Director	December 20, 2005

/s/ Jing-Wen Pang
Jing-Wen Pang	Director	December 20, 2005

/s/ Shao Guang Tan
Shao Guang Tan	Director	December 20, 2005

/s/ Wing Sze Yau
Wing Sze Yau	Director	December 20, 2005

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2003	F-6

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(LOSS) FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002	F-7

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEAR ENDED
SEPTEMBER 30, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
THE YEARS ENDED DECEMBER 31,2003 AND 2002	F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30,
2005 AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEARS ENDED
DECEMBER 31, 2003 AND 2002	F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of China Energy Savings Technology, Inc

We have audited the accompanying consolidated balance sheets of China Energy Saving Technology, Inc. and Subsidiaries (the Company) as of September 30, 2005 and 2004, and the related consolidated statements of income and other comprehensive income (loss), shareholders’ equity and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Starway Management Limited as of December 31, 2003 and 2002, the acquirer of China Energy Savings Technology, Inc., as explained in note 1 in the accompanying financial statements were audited by other auditors whose report dated January 29, 2004 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Energy Saving Technology, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, and our report dated December 14, 2005 disclaimed an opinion on both management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting because of the effects of a scope limitation.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
China Energy Savings Technology, Inc

We were engaged to audit management's assessment regarding the effectiveness of internal control over financial reporting of China Energy Savings Technology, Inc. and Subsidiaries (the Company) as of September 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and assessing the effectiveness of internal control over financial reporting.

Management of the Company was unable to complete their assessment of internal control over financial reporting as of September 30, 2005 and due to that scope limitation we were unable to perform any procedures required in an audit of internal control over financial reporting or an audit of management's assessment of the effectiveness of internal control over financial reporting.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses in internal control have been identified by management and are discussed in Management's Report on Internal Control over Financial Reporting.

-
Accounting and Finance Personnel Weaknesses - The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

-
Accounting Policies and Procedures Weaknesses - The company had inadequate documentation regarding the appropriate application of accounting principles generally accepted in the United States of America, as well inadequate written documentation regarding the Company's accounting policies and procedures and application of those policies and procedures.

-
Lack of Internal Audit System - The company lacked of internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

Since management was unable to complete their assessment of internal control over financial reporting, we are unable to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity and cash flows for the year ended September 30, 2005 and the nine months ended September 30, 2004 and our report dated December 14, 2005 expressed an unqualified opinion on those statements. The fact that management was unable to complete their assessment of internal control over financial reporting was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report on those financial statements.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Energy Savings Technology, Inc.

We have audited the accompanying consolidated balance sheet of Starway Management Limited and subsidiaries as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Starway Management Limited and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 29, 2004

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS RIM HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2003

A S S E T S
	September 30		December 31
	2005	2004	2003
	Audited	Audited	Audited
CURRENT ASSETS:
Cash	$30,926,619	$18,442,862	$21,165
Accounts receivable, trade, net of allowance for doubtful	6,471,689	6,580,525	4,304,134
accounts of $768,151 and $768,151 as of September 30, 2005 and
2004, respecitvely, and $766,710 as of December 31, 2003
Current maturities of notes receivable, net	9,744,786	3,727,540	2,201,523
Inventories	1,584,213	4,329,552	533,453
Prepaid expenses	1,890,688	1,529,955	71,582
Due from related party	123,602	1,257,130	—
Total current assets	50,741,597	35,867,564	7,131,857

PLANT AND EQUIPMENT, net	443,600	528,344	750,266

OTHER ASSETS:
Long-term loan receivable	1,857,000	—	—
Long-term notes receivable, net	21,166,175	7,087,692	12,743,550
Other receivables	419,859	778,880	252,700
Intangible asset, net	—	—	227,627
Other assets	77,743	—	—
Total other assets	23,520,777	7,866,572	13,223,877

Total assets	$74,705,974	$44,262,480	$21,106,000

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,442,931	$2,719,554	$2,789,735
Current portion note payable	11,874	12,799	12,536
Other payables	201,391	551,528	—
Loans payable - related parties	—	—	95,578
Customer deposits	1,858,452	1,752,216	83,967
Taxes payable	4,849,550	1,892,676	4,854,221
Total current liabilities	8,364,198	6,928,773	7,836,037

LONG-TERM LIABILITIES:
Note payable, net	—	7,895	17,440

Total liabilities	8,364,198	6,936,668	7,853,477

MINORITY INTEREST	—	18,662,906	6,633,436

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized,
24,699,753 (2005), 12,968,401(2004) and 12,338,401(2003) shares issued and outstanding	24,700	12,968	12,338
Additional paid-in capital	36,889,732	8,655,339	654,339
Statutory reserves	324,583	324,583	324,583
Retained earnings	32,082,555	9,666,676	5,642,184
Deferred compensation	(4,379,203)	—	—
Accumulated other comprehensive income (loss)	1,399,409	3,340	(14,357)
Total shareholders' equity	66,341,776	18,662,906	6,619,087
Total liabilities and shareholders' equity	$74,705,974	$44,262,480	$21,106,000

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS RIM HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED SEPTEMBER 30, 2005, NINE MONTHS ENDED SEPTEMBER 30, 2004
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Year ended	Nine months ended	Year ended December 31
	9/30/2005	9/30/2004	2003	2002
	Audited	Audited	Audited	Audited
		Restated	Restated	Restated
REVENUES	$48,388,076	$30,997,070	$31,057,877	$7,914,658

COST OF GOOD SOLD	19,928,707	11,640,973	19,748,263	4,989,797

GROSS PROFIT	28,459,369	19,356,097	11,309,614	2,924,861

OPERATING EXPENSES
Operating expense	1,996,375	1,538,220	155,780	225,589
Selling, general and administrative expenses	2,887,754	8,848,447	1,983,248	898,507
Total Operating Expenses	4,884,129	10,386,667	2,139,028	1,124,096

INCOME FROM OPERATIONS	23,575,240	8,969,430	9,170,586	1,800,765

OTHER INCOME (EXPENSE)
Interest income	1,839,409	2,202,122	1,607,373	389,253
Interest expense	(6,496)	(3,086)	(573)	(118)
Other income (expense)	6,320	25,506	—	(933)
Other income	260,189	2,680	10,375	—
Total Other Income	2,099,422	2,227,222	1,617,175	388,202

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	25,674,662	11,196,652	10,787,761	2,188,967

CREDIT (PROVISION) FOR INCOME TAXES	—	4,853,332	(1,879,896)	(401,086)

INCOME BEFORE MINORITY INTEREST	25,674,662	16,049,984	8,907,865	1,787,881

MINORITY INTEREST	3,258,783	12,025,492	4,453,933	893,940

NET INCOME	22,415,879	4,024,492	4,453,932	893,941

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,396,069	17,697	(12,074)	1,544
COMPREHENSIVE INCOME	$23,811,948	$4,042,189	$4,441,858	$895,485

Net income per share - basic and diluted	$1.04	$0.36	$0.40	$0.08

Weighted average number of shares outstanding - basic and diluted	21,524,371	11,327,720	11,153,669	11,153,669

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS RIM HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30,2005, NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
AND THE YEAR ENDED DECEMBER 31, 2003

						Accumulated
			Additional			other
	Number	Common	Paid-in	Retained	Statutory	comprehensive	Subscription	Deferred
	of shares	stock	capital	Earnings	Reserves	income (loss)	Receivable	Compensation	Totals
BALANCE, December 31, 2002	12,338,401	$12,338	$654,328	$1,183,347	$329,488	$(2,283)	$(303,030)	$-	$1,874,188
Cash received from subscription receivable							303,030		303,030
Contributed capital by stockholders			11						11
Foreign currency translation adjustments						(12,074)			(12,074)
Net income				4,453,932					4,453,932
Statutory reserves				4,905	(4,905)				-
BALANCE, December 31, 2003	12,338,401	12,338	654,339	5,642,184	324,583	(14,357)	-		6,619,087
Foreign currency translation adjustments						17,697			17,697
Issued S-8 stock of 630,000 shares	630,000	630	8,001,000						8,001,630
Net income				4,024,492					4,024,492
BALANCE, September 30, 2004	12,968,401	12,968	8,655,339	9,666,676	324,583	3,340	-		18,662,906
Stock issued for the acquisition of additional 15% investment in Starway Management Limited	3,346,100	3,346	6,102,341						6,105,687
Stock issued for the acquisition of additional 35% investment in Starway Management Limited	7,807,569	7,808	15,808,193						15,816,001
Stock issued for services	577,683	578	6,323,859					(4,379,203)	1,945,234
Foreign currency translation adjustments						1,396,069			1,396,069
Net income				22,415,879					22,415,879
BALANCE, September 30, 2005	24,699,753	$24,700	$36,889,732	$32,082,555	$324,583	$1,399,409	$-	$(4,379,203)	$66,341,776

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS RIM HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30,2005, NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Year ended	Nine months ended	Year Ended December 31,
	9/30/2005	9/30/2004	2003	2002
	Audited	Audited	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,415,879	$4,024,492	$4,453,932	$893,941
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	3,258,783	12,025,492	4,453,933	893,940
Depreciation and amortization	106,789	59,601	104,306	91,042
Stock issued for services	1,945,234	8,001,630	—	—
Allowance for doubtful accounts	—	—	465,422	301,288
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	108,836	(2,276,391)	(15,193,852)	(3,693,119)
Notes receivable, net	(20,095,729)	4,129,841	—	—
Inventories	2,745,339	(3,796,099)	1,121,391	(1,235,177)
Prepaid expenses	(360,733)	(1,458,373)	166,113	(237,694)
Amount due from related parties	1,133,528	(1,257,130)	—	—
Other receivables	359,021	(526,180)	100,851	57,809
Intangible assets	—	227,627	—	—
Other assets	(77,743)	—	9,614	—
Increase (decrease) in liabilities:
Accounts payable & accrued expenses	(1,276,622)	(70,180)	538,886	1,534,109
Other payables	(350,137)	551,528	—	—
Customer deposits	106,236	1,668,249	(526,822)	152,073
Taxes payable	2,956,874	(2,961,545)	3,950,365	874,971
Net cash provided by (used in) operating activities	12,975,555	18,342,562	(355,861)	(366,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Long-term loan receivable	(1,857,000)	—	—	—
Purchase of intangible asset	—	—	—	(40,459)
Proceeds from sale of fixed assets	—	173,123	—	—
Purchase of plant and equipment	(22,047)	(6,825)	(49,544)	(16,213)
Net cash (used in) provided by investing activities	(1,879,047)	166,298	(49,544)	(56,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on loans payable - related parties	—	(95,578)	(208,426)	347,179
Payments on notes payable	(8,820)	(9,282)	(7,963)	—
Increase in minority interest	—	—	303,031	—
Proceeds from issuance of common stock	—	—	303,041	121,211
Net cash (used in) provided by financing activities	(8,820)	(104,860)	389,683	468,390

EFFECT OF EXCHANGE RATE ON CASH	1,396,069	17,697	(12,074)	1,544

INCREASE (DECREASE) IN CASH	12,483,757	18,421,697	(27,796)	46,445

CASH, beginning of period	18,442,862	21,165	48,961	2,516

CASH, end of period	$30,926,619	$18,442,862	21,165	48,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$6,496	$3,086	$573	$118

NON-CASH TRANACTIONS:

Stock issued for services	$6,324,437	$ $ 8,001,630	$—	$—

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

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

Prior to the transaction, Rim was a holding company holding all of the shares of Rimmer. Rimmer was an approved technical service provider for computer hardware and software system manufacturers. All of Rimmer’s customers were located in the Phoenix, Arizona area. Since the closing, Rim’s primary operations consist of the operations of Starway.

As a result, the transaction was treated for accounting purposes as a recapitalization by the accounting acquirer Starway Management Limited. The stock issuance represented 50% of the issued and outstanding stock of Starway Management Limited at the time of issuance. The acquisition of Starway Management Limited by the Company was accounted for as a recapitalization of Starway Management Limited, pursuant to which the accounting basis of Starway Management Limited continued unchanged subsequent to the transaction date.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, (continued)

Organization, (continued)

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

Starway was incorporated in the British Virgin Islands on September 15, 1998. Starway owns all of the equity interest in Shenzhen Dicken Industrial Development Limited, a company incorporated in the People’s Republic of China on November 20, 1996 (SDID), which in turn owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the People’s Republic of China on November 9, 1999 (SDID). In 2003, Eurofaith, the shareholder of SDID exchanged 100% of the common shares of SDID for 100 shares of Starway.

Activities

Starway through its two subsidiaries SDID and SDID is a People’s Republic of China based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDID is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company through its subsidiaries mainly sells their products within the People’s Republic of China.

Note 2 - Summary of significant accounting policies

Basis of preparation

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

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Change of Year End

Prior to the acquisition, the Company’s subsidiaries reporting year end was December 31. However, Rim Holdings, Inc.’s reporting year ended was September 30. In order to be consistent with Rim’s reporting year end, the Company’s Board of Directors approved all of their subsidiaries’ fiscal year end change from December 31, to September 30. Effective September 30, 2004, the Company's subsidiaries changed fiscal year from December 31 to September 30. The table below summarizes the selected data for the nine months ended September 30, 2004 and 2003 (unaudited), respectively:

	Nine Months Ended
	September 30,
	2004	2003
	Audited	Unaudited
Revenue	$30,997,070	$19,556,412
Cost of good sold	11,640,973	12,300,517
Gross profit	19,356,097	7,255,895
Operating expense	1,538,220	100,926
Selling, general and administrative expense	8,848,447	1,171,155
Income From Operations	8,969,430	5,983,814
Interest income	2,202,122	829,681
Interest expense	(3,086)	(404)
Other income	25,506	169
Other expense	2,680	4,669
Income before income taxes and minority interest	11,196,652	6,817,929
Credit (Provision) for income taxes	4,853,332	(1,200,925)
Income before minority interest	16,049,984	5,617,004
Minority interest	12,025,492	2,808,502
Net income	4,024,492	2,808,502
Foreign currency translation adjustment	17,697	(12,074)
Comprehensive income	$4,042,189	$2,796,428
Net income per share - basic and diluted	$0.36	$0.25
Weighted average number of shares outstanding -
basic and diluted	11,327,720	11,153,669

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

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

Allowance for doubtful accounts

The Company reviews its accounts and notes receivable on a monthly basis to determine if the allowance for bad debts is sufficient. As of September 30, 2005 and September 30, 2004 the allowance for doubtful accounts amounted to $768,151 and $768,151, respectively.

Inventory

Inventory is stated at the lower of cost or market value, cost being determined on a first-in, first-out (FIFO) method.

Plant and Equipment

The Company's plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis from five to fifteen years.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Intangibles

Under the Statement of Accounting Standards ("SFAS") No. 142,"Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

Impairment of Long-Live Assets

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

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Revenue and Deferred Revenue Recognition, (continued)

(a)	Energy savings sharing, (continued)

The Company’s revenue arising from sales of energy savings equipments and notes receivable under this arrangement is recognized when:

1.	the agreement of energy savings sharing is signed by both parties;
2.	the original estimated cost savings can be ascertained; and
3.	the equipment is installed and tested for an average rate of energy savings.

The receipt of each installment made by the customer during the period of the contract will be recognized as the repayments of the outstanding notes receivable when the amount of energy savings can be quantified and agreed by both parties. The excess amount received of the original estimated savings stated in the contract will be recognized as interest income by the Company.

In April 2005 the Company has changed the terms of their energy saving contracts to include a minimum interest rate that will be earned on their contracts. If the amount of energy savings does not meet this minimum rate of return, the customer is required to pay the minimum rate of return stated in the contract.

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

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No.86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release has been insignificant.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,399,409 and $3,340 as of September 30, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.07 RMB to $1.00 USD as compared to 8.26 RMB at September 30, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.22 RMB for the twelve months ended September 30, 2005 was applied to income statement accounts.

Comprehensive Income (Loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese Renminbi to United States dollars is reported as other comprehensive income (loss) in the statement of income and stockholders' equity.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments (including accounts receivable, stockholder loans and notes payable) approximate fair value due to the relatively short period to maturity of these instruments.

The fair value of short-term and long-term notes receivable was determined using a discounted cash flow analysis based on the Company's borrowing rate. At September 30, 2005 and 2004 and December 31, 2003, the carrying value of these notes approximated their fair value.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There are no differences between Basic and Diluted EPS for the periods ended September 30, 2005 and 2004 and December 31, 2003 and 2002.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Earnings Per Share, (continued)

On February 1, 2005, the Company acquired the remaining 35% interest (the” Acquisition") in Starway Management Limited ("Starway) from Sky Beyond Investments Limited ("Sky Beyond") by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as "Meditech Group Company Limited"). However management of the Company then learned that the stock sale between Sky Beyond and Golden Resorts Group Limited was subject to approval by the shareholders of Golden Resorts. On July 28, 2005, the shareholders of Golden Resorts approved the sale of the Starway interest to Sky Beyond. In the financial statements of the Company as of March 31, 2005, the Company took a conservative approach in reflecting the acquisition of Starway and did not record the additional earnings and additional paid in capital attributed to the acquisition. Since the transaction has been approved, the Company has reflected the earnings and additional paid in capital from February 1, 2005 in the financial statements of September 30, 2005. The financial statements contained in the 10QSB for the quarter ending March 31, 2005 will be amended to reflect the acquisition as being completed.

Concentrations and Credit Risks

For the period ended September 30, 2005 and 2004, 100% of the Company’s sales were to companies located in the PRC. For the year ended September 30, 2005, approximately $23 million of the total sales revenue were generated from energy savings sharing contracts with four customers. There was no revenue generated from energy savings sharing contract for the nine months ended September, 2004. For the year ended December 2003 and 2002, approximately $17 million and $3 million of the total sales revenue were generated from energy savings sharing contracts with nine and four customers, respectively. At September 30, 2005, the total outstanding balance of notes receivable related to energy savings sharing contracts is approximately $30 million and due from eleven customers. Apart from energy savings sharing contract sales, the concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers as well as their dispersion across many geographic areas in China.

At September 30, 2005 and September 30, 2004, all of the Company’s assets were located in the PRC.

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

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Cash in Bank accounts

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. Total cash in state-owned banks at September 30, 2005 and 2004 and December 31, 2003 amounted to $30,896,309, $18,269,919 and $175,024, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe adoption will have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not currently expected to have a material impact on the Company’s financial position or results of operations.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company’s adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company’s financial position or results of operations.

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

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Accounts receivable

Accounts receivable as of September 30, 2005 and 2004 and December 31, 2003 consisted of the following:

	September 30,	September 30,	December 31,
	2005	2004	2003
Accounts receivable	$7,239,840	$7,348,676	$5,070,844
Less: allowance for doubtful accounts	768,151	768,151	766,710
Totals	$6,471,689	$6,580,525	$4,304,134

Note 4 - Notes receivable

The notes receivable represent amounts due on Energy Savings Sharing contracts. The Company carries its notes receivable at the net present value of the notes. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

	September 30,	September 30,	December 31,
	2005	2004	2003
Notes receivable	$30,910,961	$10,815,232	$14,945,073
Less current portion	9,744,786	3,727,540	2,201,523
Totals	$21,166,175	$7,087,692	$12,743,550

The following table represents as of September 30, 2005 the estimated principal collections on notes receivable for the next five years:

Year Ending
September 30,	Amount
2006	$8,808,969
2007	8,629,032
2008	6,604,767
2009	5,743,935
2010	3,972,307

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Inventories

Inventories consisted of the following:

	September 30,	September 30,	December 31,
	2005	2004	2003
Raw materials	$719,530	$1,013,976	$25,531
Work in progress	1,937	869,059	60,604
Finished goods	862,746	2,446,517	447,318
Totals	$1,584,213	$4,329,552	$533,453

Note 6 - Prepaid expenses

Prepaid expenses at September 30, 2005 and 2004 and December 31, 2003 amounted to $1,890,688, $1,529,955 and $71,582 respectively. They represent advances to suppliers on inventory purchases.

Note 7 - Plant and equipment

Plant and equipment is summarized as follows:

	September 30,	September 30,	December 31,
	2005	2004	2003
Building	$419,373	$409,888	$627,680
Office equipment	86,613	80,100	68,405
Furniture and Fixtures	42,328	41,574	41,649
Plant, machinery and equipment	81,981	80,126	80,267
Vehicle	152,024	148,586	148,846
	782,319	760,274	966,847
Less: Accumulated depreciation	338,719	231,930	216,581
Plant and equipment, net	$443,600	$528,344	$750,266

Depreciation expense for the periods ending September 30, 2005 and 2004 and December 31, 2003 amounted to $106,789, $59,601 and $76,106, respectively.

Note 8 - Intangibles

The Company has licensed the use of several patents from its founder for a period of ten years. The licenses expire in July 2012. The licenses are being amortized over the license period of ten years using the straight-line method. During the period ending September 30, 2004, the Company had evaluated these intangible assets which the useful life became unforeseeable and decided to write off the remaining balance of US$ 206,335 as of September 30, 2004.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related party transactions

As of September 30, 2005 and 2004, the due from related party amounted to $123,602 and $1,257,130, respectively. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company's behalf from the customers and those payments had not been fully repaid to the Company by September 30, 2005. These amounts are unsecured, interest free and have no fixed terms of repayment.

Note 10 - Customer deposits

The Company requires their customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts. Customer deposits amounted to $1,858,451, $1,752,216 and $83,967 as of September 30, 2005 and 2004 and December 31, 2003, respectively.

Note 11 - Taxes payable

Taxes Payable

Taxes payable consisted of the following:

	September 30,	September 30,	December 31,
	2005	2004	2003
Urban maintenance and
construction tax	$43,925	$21,104	$21,584
Educaiton tax	5,523	1,058	74,108
Enterprise income tax			2,281,467
Value added tax	4,800,102	1,870,514	2,477,062
Totals	$4,849,550	$1,892,676	$4,854,221

Provision for Income taxes

On July 22, 2004, the local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2004 in the amount of $4,853,332 which was recorded as a credit during 2004 for previously accrued income taxes. The Company has elected to record the entire credit for Chinese income taxes in 2004.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Taxes payable, (continued)

Provision for Income taxes, (continued)

The credit (provision) for income taxes consisted of the following:

	Year ended	Nine Months ended	Year ended
	September 30,	September 30,	December 31,
	2005	2004	2003
Credit (Provision) for China
Income taxes	$-	$4,853,332	$(1,879,896)
Total provision for income taxes	$-	$4,853,332	$(1,879,896)

The following table reconciles the U.S. Statutory rates to the Company's effective tax rate:

	September 30		December 31,
	2005	2004	2003
U.S. Statutory Rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes			17.0
Totals	-%	-%	17.0%

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

The estimated tax savings for the year ending September 30, 2005 amounted to $4,696,708. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $1.04 to $0.85.

The Company has a net operating loss carry forward of $9,946,234 for US income tax purposes that will expire during the year 2025. The Company has recorded a valuation allowance for the entire amount of the loss carry forward. Since the Company’s main operations are located in the PRC and any income subject to US income taxes will be dependent upon the Company having operations in the US or other US taxable events will have to occur. Since the Company is not sure at this time that the Company will be able utilize the tax benefits of this operating loss management has decided to record a valuation allowance for the entire amount of the operating loss.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Taxes payable, (continued)

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

In addition, the Company is doing business in a special economic zone, in order to encourage the companies doing business in this high technology economic zone, the local Chinese tax authority granted a one-time waiver to wave the previously accrued tax accumulated prior to January 1, 2004 in the amount of $4,854,221 which consisted of the following:

Amount
Urban Maintenance and construction tax	$21,584
Education tax	74,108
Enterprise income tax	2,281,467
Value added tax	2,477,062
Total	$4,854,221

The Company has treated the waiver of the VAT tax as a reduction of income tax expense since this was a unique situation as the local Chinese tax authority granted a one-time waiver for all accrued accumulated taxes prior to January 1, 2004. The Company believes that the presentation of this transaction in the financial statements was the most conservative approach. The Company believes that by recording the refund of the VAT tax of $2,477,062 as an addition to gross revenues would distort the Company’s gross profit and thus be misleading as to the actual results of the Company.

Note 12 - Commitments and contingencies

Operating Lease

The Company leases its facilities under long term, non-cancelable operating lease agreements expiring through June 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises. The Company leased a new office space in Hong Kong during the last quarter of 2005. The lease is for twelve months expiring in September 2006 at a monthly rate of $7,800.

Total rent expense for the year ended September 30, 2005 and nine months ended 2004 and for the year ended December 31, 2003 amounted to $69,589, $102,689 and $35,929, respectively.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and contingencies, (continued)

Operating Lease, (continued)

As of September 30, 2005, the future minimum annual lease payments required are as follows:

Year Ending September 30,	Amount
2006	$144,236
2007	58,436
2008	58,436
2009	40,580

Note 13 - Equity incentive plan

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

On September 16, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at $12.70 per share. The total shares were valued at $8,001,000 ($12.70 per share), the closing price of the stock at the date the shares were issued. The stock is fully vested.

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

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services,” which require entities to recognize an expense, based on the fair value of the related awards.  As of September 30, 2005 and 2004, total stock compensation to non-employees amounted to $996,697 and $127,000, respectively.

During October and November 2004, the Company issued 470,000 shares to non-employee consultants of its common stock at $11.00 and $13.15 per share. The total shares were valued at $5,256,000, the closing price of the stock at the date the shares were issued.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Equity incentive plan, (continued)

On April 15, 2005, the Company issued 100,000 shares to non-employee consultants and an employee of its common stock at $10.00 a share for services performed. The total shares were valued at $996,697.

Note 14 - Shareholders’ equity

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

The Company acquired the remaining 35% interest (the” Acquisition") in Starway Management Limited ("Starway) from Sky Beyond Investments Limited ("Sky Beyond") on February 1, 2005 by issuing a total of 7,807,569 shares of common stock of the Company. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as "Meditech Group Company Limited"). The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company's Form 8-K filed on June 30, 2004 and November 18, 2004, respectively. The closing of the Acquisition (the "closing") occurred on February 1, 2005 and the Company owns 100% of Starway after the Acquisition, see note 15.

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Shareholders’ equity, (continued)

Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock that is authorized. As of September 30, 2005, there is no preferred stock issued and outstanding.

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

Note 15 - Acquisition of minority interest

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

On February 1, 2005, The Company acquired the remaining 35% interest (the” Acquisition") in Starway Management Limited ("Starway) from Sky Beyond Investments Limited ("Sky Beyond") by issuing a total of 7,807,569 shares of common stock of the Company. On February 2, 2005, the Company was instructed by Sky Beyond to reissue the 7,807,569 shares to New Solomon Consultants Limited (6,050,000 shares) and Sky Beyond (1,757,569 shares).

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

See report of independent registered public accounting firm

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Acquisition of minority interest, (continued)

The following unaudited pro forma financial information was prepared in accordance with SFAS No. 141 which assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements. The pro forma combined results of operations for year ended September 30, 2005, nine months ended September 30, 2004 and year ended December 31, 2003 are as follows:

	Year ended	9 Months Ended	Year ended
	September 30,	September 30,	December 31,
	2005	2004	2003
Revenues	$48,388,076	$30,997,070	$31,057,877
Net income before income
tax & minority interest	$25,674,662	$11,196,652	$10,787,761
Net income per share - basic
and diluted	$1.04	$0.54	$0.52
Weighted average number of
shares - basic and diluted	24,604,617	20,724,458	20,549,770