Form 10-Q
period 2005-12-31
CHINA ENERGY SAVINGS TECHNOLOGY, INC.
filed 2006-02-14
CIK 1119601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER 0-31047

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
___________________________________________________________________________
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	86-0995730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

 Central Plaza, 18 Harbour Road
Suite 3203A, 32nd Floor
Hong Kong, China
(Address of Principal Executive Offices)
(Zip Code)

(852) 2588-1228
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer’s common stock as of February 14, 2006:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, par value $0.001 per share	25,421,853 shares

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED DECEMBER 31, 2005

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

A S S E T S

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
CURRENT ASSETS:
Cash	$25,089,074	$30,926,619
Accounts receivable, trade, net of allowance for doubtful
accounts of $768,151 as of December 31, 2005 and
September 30, 2005, respectively	11,406,561	6,471,689
Current maturities of notes receivable, net	8,833,066	9,744,786
Inventories	4,031,982	1,584,213
Prepaid expenses	2,466,686	1,890,688
Due from related party	122,115	123,602
Total current assets	51,949,484	50,741,597

PLANT AND EQUIPMENT, net	424,596	443,600

OTHER ASSETS:
Long-term loan receivable	1,978,480	1,857,000
Long-term notes receivable, net	22,716,619	21,166,175
Other receivables	635,671	419,859
Other assets	75,400	77,743
Total other assets	25,406,170	23,520,777

Total assets	$77,780,250	$74,705,974

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,358,131	$1,442,931
Current portion note payable	8,369	11,874
Other payables	489,520	201,391
Customer deposits	1,969,230	1,858,452
Taxes payable	966,038	4,849,550
Total current liabilities	4,791,288	8,364,198

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 50,000,000 shares authorized,
24,699,753 and 24,699,753 shares issued and outstanding
as of December 31, 2005 and September 30, 2005, respectively	24,700	24,700
Additional paid-in capital	36,889,732	36,889,732
Statutory reserves	324,583	324,583
Deferred compensation	(4,025,744)	(4,379,203)
Retained earnings	38,174,186	32,082,555
Accumulated other comprehensive income	1,601,505	1,399,409
Total shareholders’ equity	72,988,962	66,341,776
Total liabilities and shareholders’ equity	$77,780,250	$74,705,974

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

		Restated
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2005	2004
	Unaudited	Unaudited
REVENUES	$10,696,397	$11,708,690

COST OF GOOD SOLD	4,161,941	4,891,408

GROSS PROFIT	6,534,456	6,817,282

OPERATING EXPENSES
Operating expense	467,164	612,700
Selling, general and administrative expenses	652,119	971,839
Total Operating Expenses	1,119,283	1,584,539

INCOME FROM OPERATIONS	5,415,173	5,232,743

OTHER INCOME (EXPENSE)
Interest income	675,847	348,179
Interest expense	-	(514)
Other income (expense)	611	(2,277)
Total Other Income	676,458	345,388

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,091,631	5,578,131

LESS PROVISION FOR INCOME TAXES	-	-

INCOME BEFORE MINORITY INTEREST	6,091,631	5,578,131

MINORITY INTEREST	-	2,719,853

NET INCOME	6,091,631	2,858,278

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	202,096	-
COMPREHENSIVE INCOME	$6,293,727	$2,858,278

Net income per share - basic and diluted	$0.25	$0.19

Weighted average number of shares outstanding - basic and diluted	24,699,753	14,881,540

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2005

							Accumulated
			Additional			Unappropriated	other
	Number	Common	Paid-in	Statutory	Deferred	Retained	comprehensive
	of shares	stock	capital	Reserves	Compensation	Earnings	income (loss)	Totals
BALANCE, September 30, 2004, audited	12,968,401	$12,968	$8,655,339	$324,583	$	$9,666,676	$3,340	$18,662,906
Stock issued for the acquisition of additional
15% investment in Starway Management Limited	3,346,100	3,346	6,102,341					6,105,687
Net income						2,858,278		2,858,278
Stock issued for services	477,683	478	5,327,262		(4,554,945)			772,795
BALANCE, December 31, 2004, unaudited	16,792,184	16,792	20,084,942	324,583	(4,554,945)	12,524,954	3,340	28,399,666
Stock issued for the acquisition of additional
35% investment in Starway Management Limited	7,807,569	7,808	15,808,193					15,816,001
Stock issued for services	100,000	100	996,597		175,742			1,172,439
Foreign currency translation adjustments							1,396,069	1,396,069
Net income						19,557,601		19,557,601
BALANCE, September 30, 2005, audited	24,699,753	24,700	36,889,732	324,583	(4,379,203)	32,082,555	1,399,409	66,341,776
Net income						6,091,631		6,091,631
Amortization of deferred compensation					353,459			353,459
Foreign currency translation adjustments							202,096	202,096
BALANCE, December 31, 2005, unaudited	24,699,753	$24,700	$36,889,732	$324,583	$(4,025,744)	$38,174,186	$1,601,505	$72,988,962

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

			Restated
		December 31,	December 31,
		2005	2004
		Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$6,091,631	$2,858,278
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest income			2,719,853
Depreciation and amortization		372,463	15,808
Stock issued for services			772,795
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable		(4,934,872)	(487,315)
Inventories		(2,447,769)	9,748
Prepaid expenses		(575,998)	388,056
Amount due from related parties		1,487	101,290
Other receivables		(215,812)	(194,788)
Long-term notes receivable, net		(760,204)	776,965
Other assets		2,343
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		(84,800)	(529,374)
Other payable		288,129	210,422
Customer deposits		110,778	1,116,495
Tax payable		(3,883,512)	631,923
Net cash (used in) provided by operating activities		(6,036,136)	8,390,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment			(3,013)
Net cash used in investing activities			(3,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable		(3,505)	(8,215)
Proceeds from notes payable			5,080
Net cash (used in) financing activities		(3,505)	(3,135)

EFFECT OF EXCHANGE RATE ON CASH		202,096

(DECREASE) INCREASE IN CASH		(5,837,545)	8,384,008

CASH, beginning of period		30,926,619	18,442,862

CASH, end of period		$25,089,074	$26,826,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$		$514

NON-CASH TRANSACTIONS:
Stock issued to acquire additional interest in Starway
Management Limited	$		$6,095,901

Stock issued for services	$		$5,327,740

The accompanying notes are integral part of this statement.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Organization

On August 23, 2004, China Energy Savings Technology, Inc. (the “Company”) formally changed its name from Rim Holdings Inc. to China Energy Savings Technology, Inc.

On June 30, 2004 (“the Closing Date”) Rim Holdings Inc., a Nevada corporation (“Rim”) and Eurofaith Holdings, Inc., a British Virgin Islands Corporation (“Eurofaith”), entered into a Stock Purchase Agreement (the “Eurofaith Stock Purchase Agreement”). Pursuant to the Eurofaith Stock Purchase Agreement, Rim acquired 50% of the outstanding shares of Starway Management Ltd., a British Virgin Islands company (“Starway”) from Eurofaith (the “Acquisition”). The purchase price for such stock was $120,000,000 payable by Rim’s issuance of a convertible promissory note on the Closing Date. The Note's Maturity Date was December 31, 2004.  The Interest Rate was 5% per annum. The note may be convertible into 223,073,380 shares of Rim’s common stock upon maturity at the discretion of Rim. Eurofaith may also convert at any time prior to the maturity. On June 30, 2004, the fair value of the convertible note payable was discounted to the fair value of the equity interest acquired of $6,633,440 which is 50% of the net book value of Starway as December 31, 2003. On August  25, 2004 a 1 for 20 reverse split reduced the outstanding shares to 887,048.  The next day, on August 26, 2004 Eurofaith converted the note and received 11,153,669 shares post-split shares (223,073,380 pre split). Of these shares, 6,900,000 were transferred to New Solomon Consultants Limited. (“New Solomon”), New Solomon is 55% owned by Mr. Sun Li (through Mr. Li’s sole ownership of Able Stars Enterprises Ltd., which owns 55% of New Solomon), who owned 50% of Eurofaith and who became the Chairman and CEO of the Company.  Thus,  after the acquisition on August 26, 2004 New Solomon owned 6,900,000 shares of common stock (55.9%) of the Issuer.

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, (continued)

Organization (continued)

The historical financial statements of the Company relate to Starway Management Limited and its subsidiaries Shenzhen Dicken Industrial Development Limited and Shenzhen Dicken Technology Development Limited. The financial statements have been restated to reflect the recapitalization as if the transaction happened as of January 1, 2002.

On November 17, 2004, the Company acquired an additional 15% of Starway Management Limited from Eurofaith in exchange for 3,346,100 new shares of the Company’s Common Stock, or the same exchange ratio as it had paid for the first 50% of Sarway to bring its stock ownership to 65% as of December 31, 2004, as further described in note 14. On February 1, 2005, the Company acquired the remaining 35% of Starway Management Limited, as described in note 14, from Sky Beyond Investments Limited and Starway Management Limited became a wholly owned subsidiary of the Company at that time.

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

Activities

Starway, through its two subsidiaries SDTD and SDID, is a People’s Republic of China-based marketer, distributor and manufacturer of energy saving products for use in commercial and industrial settings. SDID is a foreign-owned enterprise and responsible for the operation and sales of its products. SDTD is a wholly-owned subsidiary of SDID and is a limited liability company incorporated in the PRC and is responsible for the development of energy saving projects of Shenzhen Dicken Group. The Company through its subsidiaries mainly sells their products within the People’s Republic of China.

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

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

Allowance for doubtful accounts

The Company reviews its accounts and notes receivable on a monthly basis to determine if the allowance for bad debts is sufficient. As of December 31, 2005 and September 30, 2005, the allowance for doubtful accounts amounted to $768,151 and $768,151, respectively.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Plant and Equipment

The Company’s plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis from five to fifteen years.

Intangibles

Under the Statement of Accounting Standards (“SFAS”) No. 142,“Goodwill and Other Intangible Assets”, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Effective April 2005, the Company changed the terms of its energy saving contracts to include a minimum interest rate that will be earned on customer contracts. If the amount of energy savings does not meet this minimum rate of return, the customer is now required to pay the minimum rate of return stated in the contract.

(b)	Outright equipment sales

Under this arrangement, the Company’s customer has to pay the cost of the energy saving equipments and then they can keep all benefits of energy saving to them.

Revenue arising from the sales of the energy saving equipment to customers is only recognized when the goods are taken and accepted by the customer and the customer assumes all the related risks and rewards of ownership. Revenue represents the sales value of goods to customers after allowances for goods returned, excludes value added tax (“VAT”) and is after deduction of any trade discounts.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant.

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

This quotation of the exchange rates does not necessarily imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity and amounted to $1,601,505 and $1,399,409 as of December 31, 2005 and September 30, 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD compare to 8.07 to $1.00 USD at September 30, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.07 RMB for the three months ended December 31, 2005 was applied to income statement accounts.

Comprehensive Income (Loss)

This foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Chinese Renminbi to United States dollars is reported as other comprehensive income (loss) in the statement of income and stockholders’ equity.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Starway is organized in the British Virgin Islands and both SDID and SDTD are organized in the People’s Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company's wholly owned subsidiary, SDID, was approved as a wholly owned foreign enterprise in 2004. The Company has income tax exemption for 2004 and 2005 and 50% income tax reduction for 2006, 2007 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, stockholder loans and notes payable approximate fair value due to the relatively short period to maturity of these instruments.

The fair value of short-term and long-term notes receivable was determined using a discounted cash flow analysis based on the Company’s borrowing rate. At December 31, 2005 and September 30, 2005, the carrying value of these notes approximated their fair value.

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

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Earnings Per Share, (continued)

On February 1, 2005, the Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) by issuing a total of 7,807,569 shares of common stock of the Company to Sky Beyond and its assignees. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as “Meditech Group Company Limited”). However, management of the Company then learned that the stock sale between Sky Beyond and Golden Resorts Group Limited was subject to approval by the shareholders of Golden Resorts. On July 28, 2005, the shareholders of Golden Resorts approved the sale of the Starway interest to Sky Beyond. In the financial statements of the Company as of March 31, 2005, the Company took a conservative approach in reflecting the acquisition of Starway and did not record the additional earnings and additional paid in capital attributed to the acquisition. Since the transaction has been approved, the Company has reflected the earnings and additional paid-in-capital from February 1, 2005 in its financial statements as of September 30, 2005.

Concentrations and Credit Risks

During 2005 and 2004, 100% of the Company’s sales were to companies located in the PRC. At December 31, 2005 and September 30, 2005, all the Company’s assets were located in the PRC. For the three months ended December 31, 2005, approximately $1.9 million or approximately 19% of the total sales revenue was generated from energy savings sharing contracts with one customer. There was no revenue generated from energy savings sharing contract for the three months ended December 31, 2004.

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

Cash in Bank Accounts

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China. The total cash balance in state-owned banks at December 31, 2005 and September 30, 2005 amounted to $24,962,957 and $30,896,309, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting polices, (continued)

Recently issued accounting pronouncements

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company’s adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 - Condensed financial statements and condensed footnotes

The interim condensed consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading.

The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the period ended September 30, 2005 and notes thereto included in the Company’s Form 10-K dated December 19, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of operations for the three months ended December 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Accounts receivable

Accounts receivable as of December 31, 2005 and September 30, 2005 consisted of the following:

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
Accounts receivable	$12,174,712	$7,239,840
Less: allowance for
doubtful accounts	768,151	768,151
Totals	$11,406,561	$6,471,689

Note 5 - Notes receivable

The notes receivable represent amounts due on energy savings sharing contracts. The Company carries its notes receivable at the net present value of the discounted contract price. The notes receivable are secured by the related equipment. The notes receivable amounted to the following:

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
Notes receivable	$31,549,685	$30,910,961
Less:
Current portion of notes receivable	8,833,066	9,744,786
Totals	$22,716,619	$21,166,175

The following table represents as of December 31, 2005 the estimated principal collections on notes receivable for the next five years:

Period Ending
December 31,	Amount
2006	$8,833,066
2007	7,860,342
2008	6,154,814
2009	5,328,993
2010	3,372,470

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Inventories

Inventories as of December 31, 2005 and September 30, 2005 consisted of the following:

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
Raw materials	$1,517,947	$719,530
Work in progress		1,937
Finished goods	2,514,035	862,746
Totals	$4,031,982	$1,584,213

Note 7 - Prepaid expenses

Prepaid expenses at December 31, 2005 and September 30, 2005 amounted to $2,466,686 and $1,890,688, respectively. Prepaid expenses represent advances to suppliers on inventory purchases.

Note 8 - Plant and equipment

Plant and equipment as of December 31, 2005 and September 30, 2005 are summarized as follows:

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
Building	$419,373	$419,373
Office equipment	87,877	86,613
Furniture and fixtures	42,328	42,328
Plant, machinery and equipment	81,981	81,981
Vehicle	152,024	152,024
	783,583	782,319
Less: accumulated depreciation	358,987	338,719
Plant and equipment, net	$424,596	$443,600

Depreciation expense for the three months ended December 31, 2005 and 2004 amounted to $$20,268 and $15,808, respectively.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related party transactions

As of December 31, 2005, the amount due from related parties was $122,115. A majority of this amount was generated from making cash advances to the shareholders for ordinary business expenses. In addition, certain shareholders had collected payments on receivables on the Company’s behalf from the customers and those payments had not been repaid to the Company by December 31, 2005. These amounts are unsecured, interest free and have no fixed terms of repayment.

Note 10 - Customer deposits

The Company requires its customers to deposit monies with the Company when they place an order for their products. The Company does not pay interest on these amounts in customer deposits which amounted to $1,969,230 and $1,858,451 as of December 31, 2005 and September 30, 2005, respectively.

Note 11 - Taxes payable

Taxes payable at December 31, 2005 and September 30, 2005 consisted of the following:

Taxes Payable

	December 31,	September 30,
	2005	2005
	Unaudited	Audited
Urban maintenance and
construction tax	$8,750	$43,925
Education tax	1,099	5,523
Value added tax	956,189	4,800,102
Totals	$966,038	$4,849,550

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Taxes payable, (continued)

Provision for Income Taxes (continued)

The following table reconciles the U.S. Statutory rates to the Company’s effective tax rate:

	December 31,
	2005	2004
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	-	17.0

Totals	-%	17.0%

The Company’s factories are located in a special economic region in China. This economic region allows foreign enterprises to take a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company’s wholly-owned subsidiary, SDID, was approved as a wholly-owned foreign enterprise in 2004. The Company has income tax exemption through December 31, 2005 and 50% income tax reduction for the years ending September 30, 2006, 2007 and 2008.

The estimated tax savings for the three months ending December 31, 2005 amounted to $979,032. The net effect on earnings per share if the income tax had been applied would decrease earnings per share from $0.25 to $0.19.

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

Note 12 - Commitments and contingencies

Operating Leases

The Company leases its facilities under long term, non-cancelable operating lease agreements expiring through June 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises. The Company leased a new office space in Hong Kong during the last quarter of 2005. The lease is for twelve months expiring in September 2006 at a monthly rental rate of $7,800.

Total rent expense for the three months ended December 31, 2005 and 2004 amounted to $17,397 and $36,719, respectively.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and contingencies, continued

As of December 31, 2005, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

Period Ending
December 31,	Amount
2006	108,117
2007	58,436
2008	58,436
2009	40,580

Note 13 - Equity incentive plan

On September 8, 2004, the Company adopted the China Energy Savings Technology, Inc. 2004 Equity Incentive Plan (the “Plan”). The purpose of this plan is to provide incentives to attract, retain and motivate eligible persons whose current and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company’s future performance through awards of Options, the right to purchase common stock and stock bonuses. A total of 1,200,000 shares of common stock have been registered with the Securities and Exchange Commission (the “SEC”) under this Plan pursuant to a Registration statement on form S-8 filed with the SEC on September 17, 2004.

On September 17, 2004, the Company issued 10,000 shares to non-employee consultants and 620,000 shares of its common stock to certain qualifying employees at $12.70 per share. The total shares were valued at $8,001,000, based upon the closing price of the stock at the date the shares were issued of $12.70 per share. The stock is fully vested.

The Company accounts for its employee stock option grants in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees. As of September 30, 2004, total stock based compensation expense amounted to $7,874,000.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Equity incentive plan, (continued)

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

During October and November 2004, the Company issued 470,000 shares to non-employee consultants of its common stock at $11.00 and $13.15 per share. The total shares were valued at $5,256,000, based upon the closing price of the stock at the date the shares were issued.

On April 15, 2005, the Company issued to non-employee consultants and an employee 100,000 shares  of its common stock at $10.00 per share as compensation for services performed. The total shares were valued at $996,697.

Note 14 - Shareholders’ equity

Stock Issuances

On November 17, 2004, the Company completed an acquisition of an additional 15% interest in Starway. Prior to the acquisition, the Company owned 50% of the outstanding shares of capital stock of Starway. After the acquisition, the Company owns a total of 65% of the outstanding shares of Starway capital stock. The Company acquired the additional 15% interest in Starway from Eurofaith. The sole director of Eurofaith is also a director and Corporate Secretary of the Company. The Company’s former CEO, Mr. Sun Li then owned 50% of Eurofaith and was the controlling shareholder of New Solomon, the Company’s principal shareholder.

The Company acquired the 15% interest in Starway by issuing a total of 3,346,100 shares of common stock of the Company. The amount of consideration given by the Company for the acquisition was determined with reference to the acquisition of shares of Starway capital stock as reported in the Company’s Current Report on Form 8-K filed on June 30, 2004, as amended by a Form 8-K/A filed on August 20, 2004. The closing of the Acquisition (the “Closing”) occurred on November 17, 2004 (the “Closing Date”). The sole consideration for the Acquisition was common stock of the Company.

In accordance with SFAS 141, the Company is required to record the acquisition of a minority interest in accordance with purchase accounting. However entities that are under common control are required to record the acquisition of the assets and liabilities transferred at their carrying amounts. Due to the common majority ownership in the Company by New Solomon and Eurofaith, by Sun Li who also controls New Solomon,  the Company and Eurofaith are deemed to be under common control in accordance with SAB No. 47. Due to the common control element in accordance with SFAS 141 the Company has recorded the 15% acquisition from Eurofaith at historical cost value of $6,095,901.

During November and December 2004, the Company issued 7,683 shares of common stock for legal services and director fees. The total shares were valued at $71,740.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Shareholders’ equity, (continued)

Stock Issuances (continued)

The Company acquired the remaining 35% interest (the “Acquisition”) in Starway Management Limited (“Starway”) from Sky Beyond Investments Limited (“Sky Beyond”) on February 1, 2005 by issuing a total of 7,807,569 shares of common stock of the Company to Sky Beyond and its assignees. Sky Beyond had acquired the 35% interest in Starway from Golden Resorts Group Limited (formerly known as “Meditech Group Company Limited”). The amount of consideration given by the Company for the Acquisition was determined with reference to the acquisitions of the 50% and subsequently the 15% interest in Starway as reported in the Company’s Form 8-K filed on June 30, 2004 and November 18, 2004, respectively. The closing of the Acquisition (the “closing”) occurred on February 1, 2005 and the Company owns 100% of Starway after the Acquisition.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authoized $.001 par value per share. As of December 31, 2005, there was no preferred stock issued and outstanding.

Common Stock

As of December 31, 2005, the Company had 24,418,853 common shares outstanding of which 719,100 shares of common stock was inadvertently issued by the transfer agent. The Company is in the process of having the shares cancelled and reissued in the correct amounts. The shares of common stock that should be outstanding at December 31, 2005 is 24,699,753.

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

Note 15 - Restatement

The Company had restated the financial statements for the period ended December 31, 2004 in order to include information regarding the stock issuance of 470,000 shares in the amount of $5,256,000 to consultants and other service providers. The effect of the restatement on the Company’s previously released consolidated income statements was a reduction of net income of $772,795 for the three months ended December 31, 2004. The effect on earnings per share is to reduce earnings per share from $0.25 as previously reported to $0.19.

CHINA ENERGY SAVINGS TECHNOLOGY, INC.
AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Subsequent event

On January 17, 2006, the Company entered into a placement agreement with Empire Financial Group, Inc. (the “Placement Agent”) in order to raise $50 million through a private placement of the Company’s preferred stock. The proceeds from the private placement will be used to finance acquisitions of new infrastructure and energy ventures. The Placement Agent will earn a placement fee of 8% of the aggregate purchase price of the preferred stock. In addition, at the closing of the sale of the preferred shares of stock, the Company will issue the Placement Agent warrants to purchase shares of common stock in the Company in an amount equal to 8.0% of the total amount raised. The warrants shall be exercisable at the price paid for any common stock sold in the offering.

On January 20, 2006, the Company filed two Form S-3 registration statements with the United States Securities and Exchange Commission (the “SEC”) under which the Company intends to register 10,000,000 shares of its Common Stock by itself, and 6,050,000 additional shares by New Solomon Consultants Limited, principal stockholder of the Company.

The independent auditors of the Company and the Company itself were advised by the SEC on January 31, 2006 and February 9, 2006 respectively that the SEC is conducting an informal and non public inquiry in the “Matter of China Energy Savings Technology, Inc”, and requested that the Company and its auditors furnish certain documents. The Company intends to fully cooperate with these inquiries and supply all available materials requested.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto.

OVERVIEW

We are a Nevada corporation headquartered in Hong Kong, China that invests in, develops, markets, distributes and manufactures energy saving products for use in commercial and industrial settings. Since February 2005 we owned 100% of Starway Management Limited, a British Virgin Islands corporation (“Starway”) which owns all of the equity interests in Shenzhen Dicken Industrial Development Limited, a company incorporated in the Republic of China on November 20, 1996 (“SDID”) which, in turn, owns all of the equity interest in Shenzhen Dicken Technology Development Limited, a company incorporated in the Republic of China on November 9, 1999 (“SDTD”). SDID and SDTD develop, market distribute and manufacture energy saving products for use in commercial and industrial settings in China.

RESTATEMENT DECEMBER 31, 2004

The Company had restated the financial statements for the period ending December 31, 2004 in order to include information regarding the stock issuance of 470,000 shares in the amount of $5,256,000 to consultants and other service providers. The effect of the restatement on the Company’s previously released consolidated income statements was a reduction of net income of $772,795 for the three months ended December 31, 2004. The effect on earnings per share was to reduce earnings per share from $0.25 as previously reported to $0.19. The December 31, 2004 amounts discussed in this 10Q reflect the restated amounts.

CRITICAL ACCOUNTING POLICIES

Our management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to the Company’s consolidated financial statements, “Summary of Significant Accounting Policies.” Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ substantially from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2004.

Quarter Ended
December 31,	2005	2004	Change
Revenues	$10,696,397	$11,708,690	-8.65%
Cost of goods sold	4,161,941	4,891,408	-14.91%
Gross profit	6,534,456	6,817,282	-4.15%
Operating expenses	1,119,283	1,584,539	-29.36%
Other income	676,458	345,388	95.85%
Income before
minority interest	6,091,631	5,578,131	9.21%
Net Income (After
Minority Interest)	6,091,631	2,858,278	113.12%

INCOME BEFORE MINORITY INTEREST AND NET INCOME

Our net income before minority interest for the three months ended December 31, 2005 and December 31, 2004 was $6,091,631 and $5,578,131, respectively. Our net income before minority interest for the three months ended December 31, 2005 increased by approximately 9.21% when compared to our net income before minority interest for the three months ended December 31, 2004. Such increase in net income before minority interest was due to a decrease in cost of goods sold and operating expenses as further discussed below.

As of December 31, 2004, we held a 65% interest in Starway which incurred a minority interest charge to our profit and loss statement of $2,719,853 for the period ended December 31, 2004. As a result, our net income after minority interest for the three months ended December 31, 2005 and December 31, 2004 was $6,091,631 and $2,858,278, respectively.

REVENUES

Our revenues are derived primarily from SDID’s sales of its energy savings products and entering into energy savings sharing contracts. Revenues for the three months ended December 31, 2005 were $10,696,397, a net decrease of approximately 8.65% compared with revenues of $11,708,690 for the three months ended December 31, 2004. The decrease was a result of an energy savings sharing contract amounting to $2,800,000 under installation during this quarter, which was not yet completed in this quarter and will contribute to the revenue in the next quarter. Our management expects that revenue will grow in 2006 because of our marketing and sales efforts and strong demand for our products due to electricity shortages in many parts of China. Further, our management believes that we will be able to maintain our price levels due to strong demand and a lack of strong competitive products. While our products may be used internationally, we currently have focused our sales efforts in China, targeting large businesses and local governments. Management hopes to continue to increase our market share in China.

GROSS PROFIT

We had a gross profit of $6,534,456 and $6,817,282 for the three months ended December 31, 2005 and December 31, 2004, respectively, resulting in a 4.15% decrease. The decrease in our cost of goods sold is a result of a slight decrease in revenues and better cost control.

The main factor for the decrease in cost of goods sold is a result of better control over production costs. We have seen an increase in suppliers for the supplies and materials used for the production of our products which results in more competitive pricing for such supplies and materials. As a result, the cost of materials such as chipsets and other hardware used in the production of our products has decreased substantially which in turn produces better profit margins for us. Such a decrease is expected to continue in the short term but we expect it to be minimized in the future.

OPERATING EXPENSES

Below is a breakdown comparison of the operating expenses for the Three Months Ended December 31, 2005 and December 31, 2004:

Three Months
Ended December 31,	2005	2004	Changes
Operating expenses	$467,164	$612,700	-23.75%
Sales, marketing and
administrative expenses	652,119	971,839	-32.90%
Total operating expenses	$1,119,283	$1,584,539	-29.36%

There was a 29.36% decrease in total operating expenses from $1,584,539 to $1,119,283 for the three months ended December 31, 2004 and December 31, 2005, respectively. The decrease in sales, marketing and administrative expenses was mainly due to the decrease in consulting expenses. We believe expenses related to the marketing and selling of our products will continue to increase substantially to handle our growing sales volume. We expect that professional fees and expenses to ensure compliance with U.S. securities laws, the Sarbanes-Oxley Act and marketplace rules for the NASDAQ National Market will increase substantially.

MATERIAL CHANGES IN FINANCIAL CONDITION

FINANCIAL CONDITION AS AT DECEMBER 31, 2005 COMPARED TO FINANCIAL CONDITION AS AT SEPTEMBER 30, 2005

The material changes in financial condition is discussed as follows:

CASH

Cash as at December 31, 2005 and September 30, 2005 was $25,089,074 and $30,926,619 respectively. Cash as at December 31, 2005 decreased by 18.88% as compared to cash as at September 30, 2005. Such large decrease in cash was mainly due to payment of accrued value added tax accumulated as at September 30, 2005. As at September 30, 2005, the Company was trying to obtain wavier of accrued value added tax by the local Chinese tax authority. However, the Company confirmed that it could not obtain the waiver successfully and paid the accrued value added tax accumulated as at September 30, 2005 in this quarter.

ACCOUNTS RECEIVABLE, TRADE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable as at December 31, 2005 and September 30, 2005 was $11,406,561 and $6,471,689, respectively. Accounts receivable as at December 31, 2005 increased by 76.25% as compared to accounts receivable as at September 30, 2005. Such a large increase in accounts receivable was mainly due to an increase in current accounts receivable aged within three months. The Company considered that adequate provision has been made for doubtful accounts and has confidence in collecting the remaining accounts receivable.

INVENTORIES

Inventories as at December 31, 2005 and September 30, 2005 was $4,031,982 and $1,584,213 respectively. Inventories as at December 31, 2005 increased by 154.51% as compared to inventories as at September 30, 2005. Such a large increase in inventories was mainly due to an energy savings sharing contract amounting to $2,800,000 under installation during this quarter, which was not yet completed as at the end of this quarter. Moreover, more raw materials were purchased during this quarter in order to prepare for the orders of our customers.

PREPAID EXPENSES

Prepaid expenses as at December 31, 2005 and September 30, 2005 was $2,466,686 and $1,890,688 respectively. Prepaid expenses as at December 31, 2005 increased by 30.46% as compared to prepaid expenses as at September 30, 2005. Such a large increase in prepaid expenses was mainly due to an increase in deposits paid to suppliers in light of the purchase orders placed to the suppliers.

TAXES PAYABLE

Taxes payable as at December 31, 2005 and September 30, 2005 was $966,038 and $4,849,550, respectively. Taxes payable as at December 31, 2005 decreased by 80.08% as compared to taxes payable as at September 30, 2005. Such a large decrease in taxes payable was mainly due to payment of accrued value added tax accumulated as at September 30, 2005. As at September 30, 2005, the Company was trying to obtain a wavier of accrued value added tax by the local Chinese tax authority. However, the Company confirmed that it could not obtain the waiver successfully and paid the accrued value added tax accumulated as at September 30, 2005 in this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Three Months
Ended December 31,	2005	2004	Change
Net cash provided by (used in)
operating activities	(6,036,136)	8,390,156	(14,426,292)
Net cash (used in)
investing activities	-	(3,013)	3,013
Net cash (used in)
financing activities	(3,505)	(3,135)	(370)

The increase of $14,426,292 in net cash used in operating activities primarily reflects increase in notes and account receivables and increase in inventories and repayment of taxes payable.

The decrease of $3,013 in net cash used in investing activities was due to no equipment was purchased during the quarter.

The increase of $370 in net cash used in financing activities was due to payments on notes payable.

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

INVESTMENT IN SUBSIDIARIES

As of December 31, 2005, we owned a 100% interest in Starway.

Starway holds 100% interest in Shenzhen Dicken Industrial Development Limited (“SDID”), which subsequently holds 100% interest in the energy savings project, Shenzhen Dicken Technology Development Limited (“SDTD”) as well as owns the intellectual property of their energy savings products in China.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Forward Looking Statements

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are certain statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the  Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.  Such forward looking statements are based on our best estimates of future results, performance or achievements, based on currrent conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Consequently, all of the foward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” means China Energy Savings Technology, Inc. and its subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While our reporting currency is the U.S. dollar, to date, virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of the end of the period covered by this Report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses disclosed in “Management’s Report on Internal Control over Financial Reporting” included in its Form 10-K for the fiscal year ended September 30, 2005.

During the fiscal quarter ended December 31, 2005, the Company implemented the following changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company began to execute the remediation plans identified under “Management’s Report on Internal Control over Financial Reporting” in Item 9A of its Form 10-K.
Since October 1, 2005, the Company’s management has commenced the following steps to address the existing material weaknesses already identified:

1.	We have hired one more PRC qualified accounting staff person and engaged an outside contractor with technical accounting expertise to review and reorganize the accounting and finance department; and

2.	We have interviewed prospective new Directors and recruited a new CEO who joined our Board.

The Company will continue to execute the remediation plans during the second fiscal quarter of 2006.

In light of these material weaknesses, the Company performs additional analyses and other pre and post-closing procedures to ensure that our consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles in the United States. These procedures include monthly business reviews led by our Chief Executive Officer and monthly operating and financial statement reviews by various levels of our management team, including our executive officers. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation measures which are described above.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The management of China Energy Savings Technology, Inc. is not aware of any material legal proceedings pending against it, Starway or its subsidiaries.

ITEM 1A.  RISK FACTORS

We are subject to various risks. You should carefully consider the following risk factors, as well as other information included in this Form 10-Q.

A DROP IN THE RETAIL PRICE OF ELECTRICAL ENERGY MAY HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

A customer’s decision to purchase our products is primarily driven by return on investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for our products, there can be no assurances that future retail pricing of electrical energy will remain at current levels.

THERE CAN BE NO ASSURANCE THAT WE CAN KEEP UP WITH THE RAPID TECHNOLOGICAL CHANGE IN THE ENERGY SAVINGS PRODUCT INDUSTRY.

We believe that our energy saving products are able to compete in the marketplace based upon, among other things, our intellectual property. Although the Company is developing and marketing its products with what it believes to be state-of-the art technology, these technologies, as well as those under development for future projects are evolving technologies. There is no assurance that any applications of our technologies or those of third parties, if developed, will not be rendered superfluous or obsolete by research efforts and technological advances by others in these fields. As new technologies are developed, we may need to adapt and change our products and services, our method of marketing or delivery or alter our current business in ways that may adversely affect revenue and our ability to achieve our proposed business goals. Accordingly, there is a risk that our technologies at a later date will not support a viable commercial enterprise.

WE MUST CONTINUALLY RESEARCH AND DEVELOP NEW TECHNOLOGIES AND PRODUCTS TO REMAIN COMPETITIVE.

There are approximately 50 companies in China that engage in the production and sale of energy savings products. Many competitors have considerably greater financial, technological, marketing and personnel resources than those currently available to us. We expect competition to intensify in all fields in which we are involved in view of the world’s need to conserve energy.

To achieve our strategy and obtain market share, we will need to continually research, develop and refine new technologies and offer new products. Many factors may limit our ability to develop and refine new products, including access to new products and technologies, as well as marketplace resistance to new products and technology.

WE MAY NOT BE SUCCESSFUL IN OUR PREVIOUSLY COMMENCED DIVERSIFICATION PROJECTS.

To date, our business concerns energy savings products using a soft switching system. We have recently announced several projects (“Projects”) with third parties to develop hydrogen fuel cell generators and Thermo - photovoltaic Cell Technology. Management anticipates that the fuel cell project will require many years and substantial capital to complete, which capital may not be available when needed. We do not expect to be in a position to generate significant revenues from any Project during its research and development stages. If we incur substantial costs for such research and development activities, until such time, if ever, that we derive meaningful revenues from such Projects, it is expected that such costs will have an adverse effect on our profitability, if any. Furthermore, if we enter into arrangements with third parties for the commercial development of such products through license, joint-venture or other agreements, there is no assurance that any product will be successfully manufactured and marketed since we would, in all likelihood, be required to give up control of such activities.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR RIGHTS TO OUR INTELLECTUAL PROPERTY, WE MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, IF ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.

We generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with the Company. These agreements typically provide that all material and confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer information and techniques, or otherwise gain access to our proprietary technology. In addition, the laws of China may not project proprietary rights to the same extent as U.S. law. Therefore, we may be unable to meaningfully protect our rights in trade secrets, technical know-how and other non-patented technology.

We may have to resort to litigation to protect our rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending our rights is expensive and may distract management from its development of the business if not properly managed. Such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part and this could diminish or extinguish protection for any technology we may license. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from issuing technology to develop or sell competing products.

WE MUST ATTRACT AND RETAIN HIGHLY SKILLED AND MOTIVATED EMPLOYEES TO SUCCESSFULLY MANAGE OUR GROWTH AND COMPETE IN THE ENERGY SAVINGS MARKETPLACE.

Our ability to manage our growth and operations going forward will depend on, among other things: expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel; developing or outsourcing our customer interface, operations, administration and maintenance systems; and controlling our expenses. We cannot assure that we will succeed in developing all or any of these capabilities.

OUR CURRENT STOCKHOLDERS EXERCISE SUBSTANTIAL CONTROL AND MAY MAKE DECISIONS THAT YOU DO NOT CONSIDER TO BE IN YOUR BEST INTERESTS.

As of January 12, 2006, our executive officers and principal shareholder beneficially owned in the aggregate approximately 56% of the outstanding Common Stock prior to this Offering. It is expected that these individuals will maintain a majority control of the Company. As a result, these stockholders, acting together, will be able to exercise control over all matters requiring approval of the stockholders of the Company.

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

OUR AUDITORS ARE UNABLE TO EXPRESS AN OPINION ON MANAGEMENT’S ASSESSMENT OR ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the audit of our financial statements for the fiscal year ended September 30, 2005, we were unable to complete management’s assessment of internal control over financial reporting. Because of that scope limitation, our auditors were unable to perform any procedures required in an audit of internal control over financial reporting or an audit of management’s assessment of the effectiveness of internal control over financial reporting. During the fiscal quarter ended December 31, 2005, we began to execute remediation plans discussed under Controls and Procedures in Item 4 of Part I of this Report.  Until such time as we are able to complete our assessment of internal controls, we can give no assurance that we can prevent or detect misstatements. Also, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. While we expect to complete our assessment during the first half of calendar 2006, there can be no assurance of such, which could have a material adverse affect on the accuracy of our financial statements.

RISKS RELATED TO DOING BUSINESS IN THE PRC

ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

All of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely effected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

FUTURE FLUCTUATION IN THE VALUE OF THE RENMINBI MAY NEGATIVELY AFFECT OUR ABILITY TO CONVERT OUR RETURN ON OPERATIONS TO U.S. DOLLARS IN A PROFITABLE MANNER AND OUR SALES GLOBALLY.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PEC government to adopt an even more flexible currency policy, which could result in a further and more significant revaluation of the RMB against the U.S. dollar. Any significant revaluation of RMB may be attributable to adjustments resulting from the translation of our financial statements, which will be recorded as part of accumulated comprehensive income in shareholders’ equity.

If any devaluation of the Renminbi were to occur in the future, our return on our operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars We attempt to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars. If any increase in the value of the Renminbi were to occur in the future, the sales of our products in China and in other countries may be negatively affected.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM MAY ADVERSELY AFFECT US.

Our business is generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business will be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

(a) None.

(b) There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Agreement and Plan of Share Exchange dated November 16, 2004 by and between Eurofaith Holdings, Inc. and China Energy Savings Technology, Inc. (1)
10.2	Agreement and Plan of Share Exchange dated February 1, 2005 by and between Sky Beyond Investments Limited and China Energy Savings Technology, Inc. (3)
10.3	China Energy Savings Technology, Inc. 2004 Equity Incentive Plan (4)
14	Code of Business Ethics (5)
21	Subsidiaries of Registrant (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
___________

(1)	Previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2004 and incorporated herein by reference.
(2)	Previously filed with the SEC as an exhibit to the Registration Statement on Form 10 filed on July 11, 2000 and incorporated herein by reference.
(3)	Previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2005 and incorporated herein by reference.
(4)	Previously filed with the SEC as an exhibit to the Form S-8 on September 17, 2004.
(5)	Previously filed with the SEC as an exhibit to the Form 10-K filed on January 13, 2005.
(6)	Filed herewith.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ENERGY SAVINGS TECHNOLOGY, INC. (Registrant)

Date: February 14, 2006	By:	/s/ Kwun-Luen Siu
Kwun-Luen Siu Chief Executive Officer

Date: February 14, 2006	By:	/s/ Lawrence Lok Yuen-Ming
Lawrence Lok Yuen-Ming Chief Financial Officer